Form 10-Q
period 1995-01-01
NELLCOR INC /DE/
filed 1995-02-15
CIK 799290

- - - - - -------------------------------------------------------------------------------
- - - - - -------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          --             SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 1995
                                       OR
          ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-14980

                              NELLCOR INCORPORATED
             (Exact name of registrant as specified in its charter)


                   DELAWARE                            94-2789249
     (State or other jurisdiction of        (IRS Employer  Identification No.)
     incorporation or organization)

                               4280 HACIENDA DRIVE
                          PLEASANTON, CALIFORNIA 94588
                    (Address of principal executive offices)
                                   (Zip code)

                            TELEPHONE: (510) 463-4000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                      ----      ----

     Number of shares of Common Stock, $.001 par value, outstanding as of January 1, 1995 was 16,590,108.

                                     Page 1
- - - - - -------------------------------------------------------------------------------
- - - - - -------------------------------------------------------------------------------

                          PART I.FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
NELLCOR INCORPORATED CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)


ASSETS                                                                            January 1,1995        July 3, 1994
                                                                                  --------------        ------------
Current assets:
     Cash and cash equivalents                                                        $  94,231          $   68,163
     Marketable securities                                                               37,645              53,470
     Accounts receivable, net of allowance for doubtful
       accounts of $1,059 ($1,128 at July 3, 1994)                                       35,784              34,308
     Inventories                                                                         26,134              27,238
     Deferred income taxes and other current ASSETS                                       6,463               5,231
                                                                                  --------------        ------------

          Total current assets                                                          200,257             188,410
                                                                                  --------------        ------------

Property and equipment, at cost                                                          76,045              73,487
Accumulated depreciation                                                                (41,620)            (39,315)
                                                                                  --------------        ------------

          Net property and equipment                                                     34,425              34,172
                                                                                  --------------        ------------

Intangibles and other assets, net of accumulated amortization                            13,687              15,566
                                                                                  --------------        ------------

                                                                                       $248,369            $238,148
                                                                                  --------------        ------------
                                                                                  --------------        ------------

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                  $  9,159          $   14,229
     Accrued liabilities:
     Payroll and payroll related                                                         10,408              11,091
     Warranty                                                                             2,257               1,882
     Other                                                                                5,911               4,811
     Income taxes payable                                                                 3,934               1,570
                                                                                  --------------        ------------

          Total current liabilities                                                      31,669              33,583
                                                                                  --------------        ------------

Deferred income taxes                                                                       ---                 452

Stockholders' equity:
     Common stock, par value                                                                 18                  17
     Additional paid-in-capital                                                         100,149              90,302
     Retained earnings                                                                  141,672             127,329
     Accumulated translation adjustment                                                     227                 100
     Notes receivable from stockholders                                                      (5)                 (5)
     Treasury stock, at cost (883,000 shares at January 1, 1995;
       522,500 shares at July 3, 1994)                                                  (25,361)            (13,630)
                                                                                  --------------        ------------

          Total stockholders' equity                                                    216,700             204,113
                                                                                  --------------        ------------

                                                                                       $248,369            $238,148
                                                                                  --------------        ------------
                                                                                  --------------        ------------

SEE ACCOMPANYING NOTE

NELLCOR INCORPORATED CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                           For the Three                             For the Six
                                            Months Ended                             Months Ended
                                ----------------------------------        ----------------------------------
                                January 1, 1995    January 2, 1994        January 1, 1995    January 2, 1994
                                ---------------    ---------------        ---------------    ---------------
Net revenue                        $  64,017          $  58,113            $  119,731           $ 108,261
Cost of goods sold                    25,327             23,418                48,163              44,344
                                --------------     --------------         -------------      ---------------

     Gross profit                     38,690             34,695                71,568              63,917

Operating expenses:
     Research
      and development                  6,957              6,064                13,387              11,383

     Selling, general
      and administrative              19,343             18,088                37,411              34,853

     Restructuring charge                ---                ---                   ---                 500
                                --------------     --------------         -------------      ---------------

Income from operations                12,390             10,543                20,770              17,181

Interest and other, net                1,292                605                 2,362               1,440
                                --------------     --------------         -------------      ---------------

Income before income taxes            13,682             11,148                23,132              18,621

Provision for income taxes             5,199              4,292                 8,790               6,906
                                --------------     --------------         -------------      ---------------

     Net Income                   $    8,483         $    6,856           $    14,342           $  11,715
                                --------------     --------------         -------------      ---------------
                                --------------     --------------         -------------      ---------------

Net income per common and
  common equivalent share           $   0.50           $   0.41             $    0.85              $ 0.69
                                --------------     --------------         -------------      ---------------
                                --------------     --------------         -------------      ---------------

Weighted average common
 and common equivalent
 shares used in the calculation
 of income per share                  17,011             16,853                16,895              16,872
                                --------------     --------------         -------------      ---------------
                                --------------     --------------         -------------      ---------------


SEE ACCOMPANYING NOTE

NELLCOR INCORPORATED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

                                                                                       For the Six
                                                                                       Months Ended
                                                                              -------------------------------
                                                                         January 1, 1995     January  2, 1994
                                                                         ---------------     ----------------
Cash flows from operating activities:
    Net income                                                                $14,342             $11,715
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization                                             7,954               7,383
      Deferred income taxes                                                      (452)              1,607
      Increases (decreases) in cash flows,
       as a result of changes in:
        Accounts receivable                                                    (1,292)                609
        Inventories                                                             1,104                 969
        Other current assets                                                   (1,388)             (2,616)
        Other assets                                                           (1,084)               (861)
        Accounts payable                                                       (5,090)                576
        Accrued liabilities                                                       754              (2,109)
        Income taxes payable                                                    2,373               2,694
                                                                         ---------------     ----------------

Cash provided by operating activities                                          17,221              19,967
                                                                         ---------------     ----------------

Cash flows from investing activities:
    Capital expenditures                                                       (5,107)             (7,579)
    Cash used to purchase marketable securities                                (7,636)            (57,581)
    Proceeds from sales and maturities of                                      23,461              47,073
           marketable securities
    Other                                                                         (55)                ---
                                                                         ---------------     ----------------

Cash provided (used) by investing activities                                   10,663             (18,087)
                                                                         ---------------     ----------------

Cash flows from financing activities:
    Proceeds from the sale of common stock and related
     tax benefits, net of notes receivable from stockholders                    9,769               2,901
    Purchase of treasury shares                                               (11,731)             (3,977)
                                                                         ---------------     ----------------

Cash used by financing activities                                              (1,962)             (1,076)
                                                                         ---------------     ----------------

Effect of exchange rate changes on cash balances                                  146                (135)
                                                                         ---------------     ----------------

Increase in cash and cash equivalents                                          26,068                 669

Cash and cash equivalents at the beginning of the period                       68,163              45,906
                                                                         ---------------     ----------------

Cash and cash equivalents at the end of the period                            $94,231             $46,575
                                                                         ---------------     ----------------
                                                                         ---------------     ----------------

NELLCOR INCORPORATED NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

GENERAL. The consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated.

The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Security and Exchange Commission rules and regulations. The Company believes the information included in the report on Form 10-Q, when read in conjunction with the Consolidated Financial Statements and related Notes thereto included in the Company's 1994 Annual Report to Stockholders, is not misleading. Information reflecting the financial position of the Company at July 3, 1994 is derived from audited financial statements.

The results of operations for the three month and six month periods ended January 1, 1995 are not necessarily indicative of operating results for the full fiscal year.

INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Interim and year-end inventory balances were as follows (IN THOUSANDS):



                                       January 1,        July 3,
                                             1995           1994
                                       ----------      ---------
                    Raw materials       $  12,038      $  10,040
                    Work-in process         3,818          5,180
                    Finished goods         10,278         12,018
                                       ----------      ---------
                                          $26,134        $27,238
                                       ----------      ---------
                                       ----------      ---------

STATEMENT OF CASH FLOWS. The Company paid income taxes of approximately $5.7 million and $4.4 million in the six months ended January 1, 1995 and January 2, 1994, respectively.

PROPERTY AND EQUIPMENT. Depreciation expense was approximately $5.0 million in the first six months of fiscal 1995 and $5.2 million in the first six months of fiscal 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - YEAR-TO-DATE PERIOD AND SECOND QUARTER ENDED JANUARY 1, 1995, COMPARED WITH THE YEAR-TO-DATE PERIOD AND SECOND QUARTER ENDED JANUARY 2, 1994.

The Company's net revenue for the second quarter of fiscal 1995 increased to $64.0 million from $58.1 million in the second quarter of fiscal 1994 and increased to $119.7 million for the first six months of fiscal 1995 from $108.3 million in the same period last year. The increase in net revenue principally resulted from higher sales of oximetry products across the Company's domestic and international markets as well as increased sales of EDENTEC[REGISTERED TRADEMARK] apnea products. The Company's oximetry products include oximetry instruments, sensors, and OEM modules.

The Company's principal oximetry instruments include the N-20 portable pulse oximeter, the N-180, N-185, N-200, and N-250 standalone pulse oximeters, and the N-3000 pulse oximeter, which is the oximetry module in the NELLCOR SYMPHONY-TM- multiparameter monitoring system. For the second quarter and first six months of fiscal 1995, net revenue from oximetry instruments increased primarily due to international sales of the N-3000, which was first introduced to international markets in the third quarter of fiscal 1994, and higher sales of the N-20 portable pulse oximeter. Standalone and portable pulse oximetry instrument average selling prices were comparable to the same periods a year ago.

Oximetry sensors include adhesive, reusable, and recycled sensor product lines. Revenue from oximetry sensors increased for the second quarter and first six months of fiscal 1995 primarily due to continued growth in the installed base of the Company's monitors and the products of the Company's licensees and OEM customers.

Revenue from OEM oximetry modules for the second quarter of fiscal 1995 was comparable to the same period a year ago as higher unit shipments were partially offset by slightly lower average selling prices. For the first six months of fiscal 1995, OEM oximetry module revenue increased primarily due to higher unit shipments. With the recent addition of four new international OEM customers, Nellcor now has more than 30 OEM agreements with medical systems and monitoring customers worldwide.

The Company's primary gas products include the ULTRA CAP[REGISTERED TRADEMARK] combination pulse oximeter and capnograph, the STAT CAP[REGISTERED TRADEMARK] airway carbon dioxide indicator and EASY CAP[REGISTERED TRADEMARK] end-tidal carbon dioxide detector, and related accessories. Revenue from gas products for the second quarter and first six months of fiscal 1995 decreased compared to the same periods a year ago primarily due to lower sales of the discontinued N-1000 multi-function monitor, N-1500 anesthetic agent monitor, and the N-2500 anesthesia safety monitor. Sales of these discontinued monitors represented approximately 2 percent and less than 1 percent of net revenue for the first six months of fiscal 1994 and fiscal 1995, respectively.

The principal apnea monitoring and recording products sold by EdenTec include the ASSURANCE[REGISTERED TRADEMARK] 2000 heart and respiration monitor, the ASSURANCE 3000 heart and respiration monitor, and the EDENTRACE[REGISTERED TRADEMARK] II and EDENTRACE II PLUS-TM- multi-channel recording systems, and related accessories. Revenue from apnea products for the second quarter and first six months of fiscal 1995 increased from the same periods a year ago due primarily to higher sales of the ASSURANCE 2000 and EDENTRACE II PLUS products into alternate care markets, including the home.

International revenue increased 40 percent in the second quarter of fiscal 1995 to $14.3 million from $10.2 million for the second quarter of fiscal 1994. For the first six months of fiscal 1995, international revenue increased 34 percent to $24.2 million from $18.1 million for the same period a year ago. International revenue increased across all markets during the quarter primarily due to higher sales of oximetry sensors and OEM modules, and sales of the N-3000 pulse oximeter. Favorable foreign currency exchange rates accounted for 8 and 7 percentage points of the international revenue growth during the second quarter and first six months of fiscal 1995, respectively.

During the second quarter of fiscal 1995, the Company received marketing clearance from the U.S. Food and Drug Administration (FDA) for the PEDI-CAP-TM-end-tidal carbon dioxide detector. The Company also filed a 510(K) with the FDA to obtain approval to market the N-3100 noninvasive blood pressure monitor domestically. The N-3100, which is the second module of the NELLCOR SYMPHONY multiparameter monitoring system, was introduced to international markets in the first quarter of fiscal 1995.

Sales of the HEALTHQUIZ-TM- system, a patient-driven automated medical history system that electronically captures patient information, have been limited since the product was first introduced during the fourth quarter of fiscal 1994. The Company continues to devote substantial marketing, sales, and engineering resources to the product. During the third quarter of fiscal 1995, the Company will establish a dedicated HEALTHQUIZ sales force to further focus its efforts on sales of the product.

In the second half of fiscal 1991, the Company began commercial shipments of the N-CAT[REGISTERED TRADEMARK] non-invasive continuous blood pressure monitor developed and manufactured by Colin Electronics of Japan (Colin). Shipments of the N-CAT monitor to date have been limited, and since the fourth quarter of fiscal 1992, shipments have been suspended pending evaluation of new versions of the product software developed by Colin intended to improve the product's operating performance. Costs associated with this evaluation were not material during the second quarter of fiscal 1995 and were expensed as incurred. After evaluating the most recent enhancements to the product's software, the Company is now satisfied with the performance of the N-CAT monitor. Because of modifications made to the product's software, Colin plans to resubmit a 510(K) to the FDA to gain clearance to market the product in the U.S. While there is no assurance that U.S. marketing clearance will be granted by the FDA, the Company may consider marketing the N-CAT monitor internationally in order to begin recovering its investment in N-CAT monitor assets and marketing rights.

Gross profit as a percentage of net revenue for the second quarter of fiscal 1995 at 60 percent was comparable to the second quarter of fiscal 1994. For the first six months of fiscal 1995, gross margin increased to 60 percent from 59 percent for the same period last year primarily due to the favorable effect foreign currency exchange rates had upon revenue, margin improvement at EdenTec, and a decrease in revenue from lower margin discontinued gas products.

Operating expenses for the second quarter of fiscal 1995 decreased to 41 percent of net revenue from 42 percent for the second quarter last year. Operating expenses for the first six months of fiscal 1995 decreased to 42 percent from 43 percent of net revenue for the same period a year ago.

Research and development expenses at 11 percent of net revenue for the second quarter of fiscal 1995 were comparable to the same period in fiscal 1994. Research and development expenses increased in absolute dollars primarily due to higher OEM oximetry module and HEALTHQUIZ development costs. For the second quarter of fiscal 1995, selling, general, and administrative expenses decreased to 30 percent of net revenue from 31 percent for the same period in fiscal 1994. Selling, general, and administrative expenses increased in absolute dollars in the second quarter of fiscal 1995 due primarily to higher funding of the Company's profit sharing and bonus programs.


Liquidity and Capital Resources


At January 1, 1995, the Company had cash, cash equivalents and marketable securities of approximately $131.9 million compared to $121.6 million at the end of fiscal 1994. The Company has met its liquidity and capital requirements from internally generated cash.

Operating activities provided positive cash flows of approximately $17.2 million during the first six months of fiscal 1995. Depreciation and amortization were
significant non-cash operating activities during the period.    Sales of
marketable securities, partially offset by capital expenditures, principally for manufacturing equipment, were significant sources of cash from investing activities during the first six months of fiscal 1995.

Shares of Nellcor common stock issued under the Company's stock option plans were significant sources of cash from financing activities for the first six months of fiscal 1995. Repurchases of shares of Nellcor common stock during the first six months of fiscal 1995 under the Company's Limited Stock Repurchase Program were significant uses of cash from financing activities. Shares repurchased under the Limited Stock Repurchase Program are repurchased to offset the dilutive effects of the Company's stock option plans and the 1986 Employee Stock Participation Plan, as amended. No shares were repurchased under the Company's General Stock Repurchase Program, which authorizes the repurchase and retirement of up to a total of one million shares of common stock from time to time in the open market. The Company does not plan to resume share repurchases under the General Stock Repurchase Program in the near term.

During the second quarter of fiscal 1995, the Company secured a $50 million credit facility with a syndicate of banks. The credit facility is available to the Company for general corporate purposes and provides the Company with additional financial resources to take advantage of strategic business opportunities. As of January 1, 1995, the Company had not drawn against this credit facility and had no long term debt obligations. The Company anticipates that current capital resources combined with cash generated from operating activities will be sufficient to meet its liquidity and capital expenditure requirements at least through the end of fiscal 1995.

The Company adopted Statement of Financial Accounting Standards Number 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) during the first quarter of fiscal 1995. Implementation of SFAS 115 did not have a material effect on Nellcor's financial position or results of operations.

                            PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

With regard to the patent litigation with BOC Health Care, Inc., claims by BOC that certain Nellcor patents are invalid or, if found by the court to be valid, then not infringed by BOC, remain to be resolved in litigation between Nellcor and BOC, Inc. currently pending in Delaware federal district court. The Company completed trial and post trial briefing work in this litigation, and awaits the opinion of the federal district court. The Company is vigorously defending its patents in this litigation, and believes that the outcome of this legal proceeding will not have an adverse effect on the Company's financial position or results of operations.


ITEM 5.   OTHER INFORMATION.

CREDIT FACILITY

During the second quarter of fiscal 1995, the Company entered into a Credit Agreement with a syndicate of banks led by ABN AMRO Bank N.V., San Francisco International Branch as agent for the banks. Under the Credit Agreement, the Company has available an unsecured credit facility of up to $50,000,000 for use for general corporate purposes.

SEVERANCE AGREEMENTS

During the second quarter of fiscal 1995, the Board of Directors of the Company determined that it is in the best interests of the Company and its stockholders to ensure the continued dedication and services of the Company's executive officers and certain key employees in the event of a change in control. In furtherance of this determination, the Board approved the entering into by the Company of severance agreements with its executive officers and certain key employees. The Company has entered into severance agreements (the "Severance Agreements") with each of C. Raymond Larkin, Jr., President and Chief Executive Officer, executive officers Boudewijn L. Bollen, Charles H. Bowden, M.D., Laureen DeBuono, Michael P. Downey, David J. Illingworth, Lee M. Middleman, Ph.D., Kenneth Sumner, Ph.D. and David B. Swedlow, M.D., and certain other key employees of the Company (each of such individuals being hereinafter referred to as the "Executive" or collectively as the "Executives").

Each Severance Agreement has a twenty-four month term, with an automatic one year extension on each anniversary date thereof beginning the second anniversary date, unless the Company or the Executive gives written notice to the other that the term of the Severance Agreement shall not be extended. However, in no event will a Severance Agreement expire prior to the expiration of twenty-four months after the occurrence of a "change in control", as defined below.

Under the Severance Agreements, if an Executive's employment with the Company is terminated by the Company for "cause" (as defined below), disability or death, or by the Executive other than for "good reason" (as defined below) during the term of the Severance Agreement and within two years following a "change in control", the Executive shall be entitled to accrued but unpaid compensation and, if such termination is other than by the Company for "cause", a prorated bonus.

If an Executive's employment with the Company is terminated by the Company without "cause" or by the Executive for "good reason" during the term of the Severance Agreement and within two years following a "change in control", the Executive shall be entitled to: (i) a lump-sum severance payment equal to three times base salary plus bonus in the case of Mr. Larkin, two times base salary plus bonus in the case of other executive officers and one time base salary plus bonus in the case of certain key employees; (ii) accrued but unpaid compensation and a prorated bonus for the year in which the Executive is terminated; (iii) medical and insurance benefits for the Executive and the Executive's dependents for three years in the case of Mr. Larkin, two years in the case of other executive officers and one year in the case of certain key employees, such benefits to be limited to the extent that the Executive obtains comparable benefits pursuant to subsequent employment; (iii) the immediate vesting of, and lapsing of restrictions on, all outstanding equity incentive awards held by the Executive, including stock options and restricted stock; and (iv) outplacement and career counseling services.

Each Severance Agreement provides that if any amounts due to an Executive thereunder become subject to the "golden parachute" rules set forth in Section 280G of the Internal Revenue Code, then such amounts will be reduced to the extent necessary to avoid the application of such rules.

A termination of employment is for "cause" under the Severance Agreements if the basis of the termination is fraud, misappropriation, embezzlement or willful engagement by the Executive in misconduct which is demonstrably and materially injurious to the Company and its subsidiaries taken as a whole. "Good reason" includes, among other things, (i) an adverse change in the Executive's status, title, position, duties or responsibilities; (ii) a reduction in the Executive's base compensation or benefits; (iii) the relocation of the Executive; (iv) the discontinuance by the Company of any material compensation or employee benefit plan in which the Executive participates; (v) the insolvency or the filing of a petition for bankruptcy of the Company; (vi) breach by the Company of the Severance Agreement; and (vii) failure or refusal of any successor to the Company to assume and perform the Severance Agreement.

Pursuant to the Severance Agreements, a "change in control" shall be deemed to have occurred (i) upon the acquisition by any person, entity or group (other than the Company, certain affiliated entities, or other person described in
(iii) (A) through (C) below) of beneficial ownership of twenty-five percent or more of the combined voting power of the Company's then outstanding voting securities; (ii) if the individuals who constitute the Board of Directors of the Company as of the date that the Severance Agreements are approved by the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any new director approved by a vote of at least two-thirds of the Incumbent Board shall be considered a member of the Incumbent Board (other than an individual initially assuming office as a result of either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of a person, entity or group other than the Incumbent Board); (iii) upon approval by the stockholders of the Company of a merger, consolidation or reorganization involving the Company, unless (A) the stockholders of the Company immediately before such merger, consolidation or reorganization own immediately thereafter at least fifty one percent of the combined voting power of the outstanding voting securities of the surviving corporation in substantially the same proportion as their ownership of securities immediately before any such transaction; (B) the individuals constituting the Incumbent Board immediately prior to such merger, consolidation or reorganization constitute at least a majority of the board of the surviving corporation; and (C) no person, entity or group (other than the Company and/or certain affiliated entities) has beneficial ownership of twenty five percent or more of the combined voting power of the surviving corporation's then outstanding voting securities; (iv) upon a complete liquidation or dissolution of the Company; or (v) upon an agreement for the sale or other disposition of all or substantially all of the assets of the Company to any person, entity or group (other than a transfer to a Company subsidiary).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits.

     10.1 Credit facility agreement

     10.2 Form of President / Chief Executive Officer Severance Agreement

     10.3 Form of Executive Officer Severance Agreement

     10.4 Form of Key Employee Severance Agreement

     11.1 Statement of computation of net income per share.

b)   Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended January 1, 1995.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                   NELLCOR INCORPORATED



DATED     February 13, 1995        By    /s/  Michael P. Downey
     -----------------------          ------------------------------------
                                   Michael P. Downey
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


       Exhibit                                            Location in Form
         No.                  Description                      10-Q
       -------                -----------                 ----------------

        10.1      Credit line facility agreement                 ------

        10.2      Form of President / Chief Executive            ------
                    Officer Severance Agreement

        10.3      Form of Executive Officer Severance            ------
                    Agreement

        10.4      Form of Key Employee Severance                 ------
                    Agreement

        11.1      Statement of computation of net income         ------
                    per share