Form 10-Q/A
NELLCOR INC /DE/
filed 1995-03-24
CIK 799290

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    FORM 10-Q/A

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

                                     Page 1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits.

     10.1 Credit facility agreement*

     10.2 Form of President / Chief Executive Officer Severance Agreement*

     10.3 Form of Executive Officer Severance Agreement*

     10.4 Form of Key Employee Severance Agreement*

     11.1 Statement of computation of net income per share.*

     27.  Financial Data Schedule

     -----------------------
     *Previously filed.

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



DATED     March 24, 1995           By    /s/  Michael P. Downey
     -----------------------          ------------------------------------
                                   Michael P. Downey
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


       Exhibit                                            Location in Form
         No.                  Description                      10-Q
       -------                -----------                 ----------------

        10.1      Credit line facility agreement*                ------

        10.2      Form of President / Chief Executive            ------
                    Officer Severance Agreement*

        10.3      Form of Executive Officer Severance            ------
                    Agreement*

        10.4      Form of Key Employee Severance                 ------
                    Agreement*

        11.1      Statement of computation of net income         ------
                    per share*

        27.       Financial Data Schedule                        ------

       -----------------------
       *Previously filed.