Form 10-Q
period 1995-04-02
NELLCOR INC /DE/
filed 1995-05-17
CIK 799290

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1995
                                       OR
          ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                                Yes __X__No _____

     Number of shares of Common Stock, $.001 par value, outstanding as of April 2, 1995 was 16,536,574.


                                     Page 1
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
NELLCOR INCORPORATED CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)


ASSETS                                                             April 2, 1995        July 3, 1994
                                                                   -------------        ------------
Current assets:
   Cash and cash equivalents                                           $ 100,885           $  68,163
   Marketable securities                                                  42,395              53,470
   Accounts receivable, net of allowance for doubtful
     accounts of $1,090 ($1,128 at July 3, 1994)                          38,634              34,308
   Inventories                                                            25,614              27,238
   Deferred income taxes and other current assets                          6,638               5,231
                                                                   -------------        ------------
       Total current assets                                              214,166             188,410
                                                                   -------------        ------------
Property and equipment, at cost                                           77,469              73,487
Accumulated depreciation                                                 (43,492)            (39,315)
                                                                   -------------        ------------
       Net property and equipment                                         33,977              34,172
                                                                   -------------        ------------
Intangibles and other assets, net of accumulated amortization             15,415              15,566
                                                                   -------------        ------------
                                                                        $263,558            $238,148
                                                                   -------------        ------------
                                                                   -------------        ------------

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $  10,799           $  14,229
   Accrued liabilities:
     Payroll and payroll related                                          13,857              11,091
     Warranty                                                              3,754               1,882
     Other                                                                 6,648               4,811
   Income taxes payable                                                    3,660               1,570
                                                                   -------------        ------------
       Total current liabilities                                          38,718              33,583
                                                                   -------------        ------------
Deferred income taxes                                                         --                 452

Stockholders' equity:
   Common stock, par value                                                    18                  17
   Additional paid-in-capital                                            106,679              90,302
   Retained earnings                                                     152,731             127,329
   Accumulated translation adjustment                                        (43)                100
   Notes receivable from stockholders                                         (5)                 (5)
   Treasury stock, at cost (1,148,000 shares at April 2, 1995;
   522,500 shares at July 3, 1994)                                       (34,540)            (13,630)
                                                                   -------------        ------------
       Total stockholders' equity                                        224,840             204,113
                                                                   -------------        ------------
                                                                        $263,558            $238,148
                                                                   -------------        ------------
                                                                   -------------        ------------



SEE ACCOMPANYING NOTE

NELLCOR INCORPORATED CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                                          For the Three                           For the Nine
                                                          Months Ended                            Months Ended
                                               ---------------------------------       ---------------------------------
                                               April 2, 1995        April 3,1994       April 2, 1995        April 3,1994
                                               -------------        ------------       -------------        ------------
Net revenue                                        $  71,035           $  61,646          $  190,766           $ 169,907
Cost of goods sold                                    27,916              23,998              76,079              68,342
                                               -------------        ------------       -------------        ------------
     Gross profit                                     43,119              37,648             114,687             101,565

Operating expenses:
     Research and development                          6,545               5,933              19,932              17,316

     Selling, general
       and administrative                             20,607              19,342              58,018              54,195

     Restructuring charge                                 --                  --                  --                 500
                                               -------------        ------------       -------------        ------------
                                                      27,152              25,275              77,950              72,011
                                               -------------        ------------       -------------        ------------

Income from operations                                15,967              12,373              36,737              29,554
Litigation settlement                                     --               2,000                  --               2,000
Interest and other, net                                1,874                 835               4,236               2,275
                                               -------------        ------------       -------------        ------------
Income before income taxes                            17,841              15,208              40,973              33,829
Provision for income taxes                             6,783               5,856              15,573              12,762
                                               -------------        ------------       -------------        ------------
     Net Income                                    $  11,058           $   9,352           $  25,400           $  21,067
                                               -------------        ------------       -------------        ------------
                                               -------------        ------------       -------------        ------------
Net income per common and
  common equivalent share                          $    0.65           $    0.55           $    1.51           $    1.25
                                               -------------        ------------       -------------        ------------
                                               -------------        ------------       -------------        ------------
Weighted average common
  and common equivalent
  shares used in the calculation
  of income per share                                 16,909              17,040              16,857              16,857
                                               -------------        ------------       -------------        ------------
                                               -------------        ------------       -------------        ------------



SEE ACCOMPANYING NOTE

NELLCOR INCORPORATED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)


                                                                   For the Nine
                                                                   Months Ended
                                                         ---------------------------------
                                                         April 2, 1995       April 3, 1994
                                                         -------------       -------------
Cash flows from operating activities:
    Net income                                                 $25,400             $21,067
    Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation and amortization                         11,866              11,215
          Deferred income taxes                                   (452)              1,834
          Increases (decreases) in cash flows,
             as a result of changes in:
               Accounts receivable                              (3,300)              1,906
               Inventories                                       1,624              (1,495)
               Other current assets                             (2,809)             (3,055)
               Other assets                                     (1,854)             (1,167)
               Accounts payable                                 (3,418)              1,906
               Accrued liabilities                               6,340                (721)
               Income taxes payable                              2,057                 107
                                                         -------------       -------------
Cash provided by operating activities                           35,454              31,597
                                                         -------------       -------------
Cash flows from investing activities:
    Capital expenditures                                        (7,489)            (11,510)
    Cash used to purchase securities held-to-maturity          (12,636)            (92,694)
    Proceeds from maturities of securities held-to-maturity     23,711             100,663
    Purchase of non-marketable equity securities                (2,100)                 --
    Other                                                         (188)                 --
                                                         -------------       -------------
Cash provided (used) by investing activities                     1,298              (3,541)
                                                         -------------       -------------
Cash flows from financing activities:
    Proceeds from the issuance of common stock under the
    Company's stock plans and related tax benefits,
      net of notes receivable from stockholders                 16,378               7,741
    Purchase of treasury shares                                (20,910)             (8,270)
                                                         -------------       -------------
Cash used by financing activities                               (4,532)               (529)
                                                         -------------       -------------
Effect of exchange rate changes on cash balances                   502                 (41)
                                                         -------------       -------------
Increase in cash and cash equivalents                           32,722              27,486

Cash and cash equivalents at the beginning of the period        68,163              45,906
                                                         -------------       -------------
Cash and cash equivalents at the end of the period            $100,885             $73,392
                                                         -------------       -------------
                                                         -------------       -------------


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

The results of operations for the three month and nine month periods ended April 2, 1995 are not necessarily indicative of operating results for the full fiscal year.

INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Interim and year-end inventory balances were as follows (IN THOUSANDS):


                                     April 2, 1995        July 3, 1994
                                     -------------        ------------
     Raw materials                         $12,524             $10,040
     Work-in process                         4,203               5,180
     Finished goods                          8,887              12,018
                                     -------------        ------------
                                           $25,614             $27,238
                                     -------------        ------------
                                     -------------        ------------


STATEMENT OF CASH FLOWS. The Company paid income taxes of approximately $11.1 million and $12.5 million in the nine months ended April 2, 1995 and April 3, 1994, respectively.

PROPERTY AND EQUIPMENT. Depreciation expense was approximately $7.6 million in the first nine months of fiscal 1995 and $7.8 million in the first nine months of fiscal 1994.

INVESTMENTS IN DEBT AND EQUITY SECURITIES. During fiscal 1995, the Company adopted Statement of Financial Accounting Standards Number 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Implementation of SFAS 115 did not have a material effect on Nellcor's financial position or results of operations. SFAS 115 requires that all investment securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading. As of April 2, 1995, the Company was carrying investments totaling $44.5 million, of which $39.2 million were classified as held-to-maturity.
These held-to-maturity securities, which the Company has the positive intent and ability to hold to maturity, are stated at amortized cost.

As of April 2, 1995, the Company was also carrying available-for-sale investments totaling $5.3 million. Investments classified as available-for-sale are either equity securities or securities which the Company does not intend to hold to maturity. No sales or transfers were made during the period. The difference between the carrying value of the Company's available-for-sale securities and their market value was immaterial as of April 2, 1995.


              Security type                            Carrying Value
              -------------                            --------------
Current assets:
- --------------
Marketable Securities
- ---------------------
     HELD-TO-MATURITY:
Debt securities issued by the U.S.
     Treasury and other U.S. government
     corporations and agencies                             $ 12,979

Debt securities issued by states of the
     United States and political subdivisions
     of the states                                           26,234

     AVAILABLE-FOR-SALE:
Mortgage backed securities                                    3,182
                                                           --------
     Marketable securities                                 $ 42,395

Non-current assets:
     AVAILABLE-FOR-SALE:
Equity securities                                          $  2,100
                                                           --------
Investments in debt and equity securities:                 $ 44,495
                                                           --------
                                                           --------


SUBSEQUENT EVENT. In May 1995, the Company acquired Pierre Medical, a privately-held French manufacturer of respiratory products used in the home, for approximately $21.1 million in cash. In the event that certain performance milestones are achieved subsequent to the acquisition, additional compensation would be payable to the former principal stockholders of Pierre who will continue to manage the company. Pierre Medical currently markets noninvasive ventilators, sleep apnea therapy systems, oxygen concentrators and related respiratory products in Western Europe, primarily in France. The acquisition will be accounted for as a purchase and, accordingly, Pierre Medical's results will be included in Nellcor's financial statements subsequent to the acquisition date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - YEAR-TO-DATE PERIOD AND THIRD QUARTER ENDED APRIL 2, 1995, COMPARED WITH THE YEAR-TO-DATE PERIOD AND THIRD QUARTER ENDED APRIL 3, 1994.

The Company's net income for the third quarter of fiscal 1995 was $11.1 million, $0.65 per share, compared to $9.4 million, or $0.55 per share, for the same period last year. Net income for the first nine months of fiscal 1995 was $25.4 million, $1.51 per share, compared to $21.1 million, or $1.25 per share, for the same period a year ago. Third quarter and year-to-date fiscal 1994 net income includes the effect of a $2.0 million pre-tax litigation settlement paid to Nellcor in the third quarter of fiscal 1994. Excluding the after-tax effect of this settlement of $1.2 million or $0.07 per share in fiscal 1994, net income for the third quarter and first nine months of fiscal 1995 increased by 37 and 28 percent, respectively, over the same periods a year ago.

The Company's net revenue for the third quarter of fiscal 1995 increased to $71.0 million from $61.6 million in the third quarter of fiscal 1994 and increased to $190.8 million for the first nine months of fiscal 1995 from $169.9 million in the same period last year. The increase in net revenue principally resulted from higher sales of oximetry products across the Company's domestic and international markets as well as increased sales of EDENTEC -Registered Trademark- apnea monitoring and recording products. The Company's oximetry products include oximetry instruments, sensors, and OEM modules.

The Company's principal oximetry instruments include the N-20 portable pulse
oximeter, the N-180,   N-185, N-200, and N-250 standalone pulse oximeters, and
the N-3000 pulse oximeter, a module of the NELLCOR SYMPHONY -TM- multiparameter monitoring system which was first introduced to international markets in the third quarter of fiscal 1994. For the third quarter and first nine months of fiscal 1995, net revenue from oximetry instruments increased primarily due to international sales of the N-3000 and higher unit sales of the N-20 portable pulse oximeter, partially offset by lower average selling prices.

Oximetry sensors include adhesive, reusable, and recycled sensor product lines. Revenue from oximetry sensors increased for the third quarter and first nine months of fiscal 1995 primarily due to continued growth in the installed base of the Company's monitors and the products of the Company's licensees and OEM customers. Higher unit sales across all lines were partially offset by slightly lower average selling prices for adhesive and recycled sensors.

Revenue from OEM oximetry modules for the third quarter and first nine months of fiscal 1995 increased from the same periods a year ago as higher unit shipments were partially offset by lower average selling prices. During the third quarter of fiscal 1995, Nellcor added two manufacturers of multiparameter monitoring systems as new OEM customers, Fukuda M-E Kogyo Company of Japan and Narcosul Aparelhos Cientificos Ltda. of Brazil.

The Company's primary gas products include the ULTRA CAP -Registered Trademark-combination pulse oximeter and capnograph, the STAT CAP -Registered Trademark-airway carbon dioxide indicator, as well as the EASY CAP-Registered Trademark- and PEDI-CAP -TM- end-tidal carbon dioxide detectors, and related accessories. Revenue from gas products in the third quarter and first nine months of fiscal 1995 decreased compared to the same periods a year ago due primarily to lower sales of the discontinued N-1000 multi-function monitor, N-1500 anesthetic agent monitor, and the N-2500 anesthesia safety monitor. Sales of these discontinued monitors represented less than 1 percent of net revenue for the first nine months in both fiscal 1994 and fiscal 1995.

The principal apnea monitoring and recording products sold by EdenTec include the ASSURANCE- Registered Trademark- 2000 heart and respiration monitor, the ASSURANCE 3000 heart and respiration monitor, and the EDENTRACE- REGISTERED TRADEMARK- II and EDENTRACE II PLUS -TM- multi-channel recording systems, and related accessories. Revenue from these apnea products for the third quarter and first nine months of fiscal 1995 increased from the same periods a year ago due primarily to higher sales of the ASSURANCE 2000 and EDENTRACE II PLUS products into alternate care markets, including the home.

International revenue increased 49 percent in the third quarter of fiscal 1995 to $15.9 million from $10.7 million for the third quarter of fiscal 1994. For the first nine months of fiscal 1995, international revenue increased 40 percent to $40.2 million from $28.8 million for the same period a year ago. International revenue increased across all markets during the quarter primarily due to higher sales of oximetry sensors, the N-3000 pulse oximeter, and OEM modules. Favorable foreign currency exchange rates accounted for 11 and 8 percentage points of the international revenue growth during the third quarter and first nine months of fiscal 1995, respectively.

During the third quarter of fiscal 1995, the Company received marketing clearance from the U.S. Food and Drug Administration (FDA) for the N-3100 noninvasive blood pressure monitor. The N-3100, one of the modules of the NELLCOR SYMPHONY -TM- multiparameter monitoring system, was introduced to international markets in the first quarter of fiscal 1995.

Sales of the HEALTHQUIZ -TM- system, a patient-driven automated medical history system that electronically captures patient information, have been limited since the product was first introduced during the fourth quarter of fiscal 1994. The Company continues to devote substantial marketing, sales, and engineering resources to the product. A dedicated HEALTHQUIZ sales force is being established to further focus the Company's efforts on sales of the product.

In the second half of fiscal 1991, the Company began commercial shipments of the N-CAT -Registered Trademark- non-invasive continuous blood pressure monitor developed and manufactured by Colin Electronics of Japan (Colin). Shipments of the N-CAT monitor to date have been limited, and since the fourth quarter of fiscal 1992, shipments have been suspended pending evaluation of new versions of the product software developed by Colin intended to improve the product's operating performance. Costs associated with this evaluation were not material during the third quarter of fiscal 1995 and were expensed as incurred. After evaluating the most recent enhancements to the product's software, the Company is now satisfied with the performance of the N-CAT monitor. Because of modifications made to the product's software, Colin plans to resubmit a 510(K) to the FDA to gain clearance to market the product in the U.S. While there is no assurance that U.S. marketing clearance will be granted by the FDA, the Company may consider marketing the N-CAT monitor internationally in order to begin recovering its investment in N-CAT monitor assets and marketing rights.

Gross profit as a percentage of net revenue for the third quarter of fiscal 1995 at 61 percent was comparable to the third quarter of fiscal 1994. For the first nine months of fiscal 1995, gross margin at 60 percent was comparable to the same period last year. Higher margins associated with the favorable effect which foreign currency exchange rates had upon revenue, and margin improvement at EdenTec were partially offset by higher warranty and product upgrade costs.

Operating expenses for the third quarter of fiscal 1995 decreased to 38 percent of net revenue from 41 percent for the third quarter last year. Operating expenses for the first nine months of fiscal 1995 decreased to 41 percent from 42 percent of net revenue for the same period a year ago.

Research and development expenses decreased to 9 percent from 10 percent of net revenue for the third quarter of fiscal 1995. Research and development expenses increased in absolute dollars primarily due to higher monitoring systems development costs. For the third quarter of fiscal 1995, selling, general, and administrative expenses decreased to 29 percent of net revenue from 31 percent for the same period in fiscal 1994. Selling, general, and administrative expenses increased in absolute dollars in the third quarter of fiscal 1995 due primarily to the unfavorable effect foreign currency exchange rates had upon international operating expenses, increased funding of the Company's profit sharing and bonus programs, and higher oximetry marketing expenses, partially offset by lower legal expenses.


Liquidity and Capital Resources


At April 2, 1995, the Company had cash, cash equivalents and marketable securities of approximately $143.3 million compared to $121.6 million at the end of fiscal 1994. The Company has met its liquidity and capital requirements from internally generated cash.

Operating activities provided positive cash flows of approximately $35.5 million during the first nine months of fiscal 1995. Depreciation and amortization were
significant non-cash operating activities during the period.    Sales of
marketable securities, partially offset by purchases of marketable securities and capital expenditures, principally for manufacturing equipment, were significant investing activities during the first nine months of fiscal 1995.

Shares of Nellcor common stock issued under the Company's stock option plans were significant sources of cash from financing activities for the first nine months of fiscal 1995. Repurchases of shares of Nellcor common stock during the first nine months of fiscal 1995 under the Company's Limited Stock Repurchase Program were significant uses of cash from financing activities. Shares repurchased under the Limited Stock Repurchase Program are repurchased to offset the dilutive effects of the Company's stock option plans and the 1986 Employee Stock Participation Plan, as amended. No shares were repurchased under the Company's General Stock Repurchase Program, which authorizes the repurchase and retirement of up to a total of one million shares of common stock from time to time in the open market. The Company does not plan to resume share repurchases under the General Stock Repurchase Program in the near term.

In May 1995, the Company acquired Pierre Medical, a privately-held French manufacturer of respiratory products used in the home, for approximately $21.1 million in cash. In the event that certain performance milestones are achieved subsequent to the acquisition, additional compensation would be payable to the former principal stockholders of Pierre who will continue to manage the company. Pierre Medical currently markets noninvasive ventilators, sleep apnea therapy systems, oxygen concentrators and related respiratory products in Western Europe, primarily in France. The acquisition will be accounted for as a purchase and, accordingly, Pierre Medical's results will be included in Nellcor's financial statements subsequent to the acquisition date.

The Company has a $50 million credit facility with a syndicate of banks. The credit facility is available to the Company for general corporate purposes and provides the Company with additional financial resources to take advantage of strategic business opportunities. As of April 2, 1995, the Company had not drawn against this credit facility and had no long term debt obligations. The Company anticipates that current capital resources combined with cash generated from operating activities will be sufficient to meet its liquidity and capital expenditure requirements at least through the end of fiscal 1995.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits.

          11.1   Statement of computation of net income per share.

          27.1   Financial Data Schedule

b)   Reports on Form 8-K.

     During the third quarter of fiscal 1995, the Company filed a Form 8-K dated March 13, 1995. The Form 8-K announced Nellcor's agreement to acquire Pierre Medical, and reported the Company's equity investment in Heartstream Inc., a privately-held medical device manufacturer.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                   NELLCOR INCORPORATED



DATED     May 17, 1995             By    /s/  Michael P. Downey
     -------------------------        -----------------------------------------
                                   Michael P. Downey
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                   Description                  Location in Form 10-Q
- -----------                   -----------                  ---------------------

11.1      Statement of computation of net income per share         Page 15

27.1      Financial Data Schedule                                    --