Form 10-K405
period 1995-07-02
NELLCOR INC /DE/
filed 1995-10-02
CIK 799290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 2, 1995

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 0-14980

                      NELLCOR PURITAN BENNETT INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                           94-2789249
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

          4280 HACIENDA DRIVE                                     94588
        PLEASANTON, CALIFORNIA                                 (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (510) 463-4000
          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                                (Title of class)

                        Preferred Share Purchase Rights
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Approximate aggregate market value of the registrant's Common Stock held by non-affiliates (based on the closing sales price of such stock as reported in the Nasdaq National Market) on September 1, 1995 was
$1,445,463,015.00.*

         Number of shares of Common Stock, $.001 par value, outstanding as of September 1, 1995 was 28,358,496.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                                                   FORM 10-K PART
                          --------                                                   --------------
(1)      Annual Report to Stockholders for Fiscal Year Ended July 2, 1995             I, II, IV
(2)      Proxy Statement for Annual Meeting of Stockholders scheduled to                 III
         be held on October 19, 1995

---------
* Excludes 291,253 shares of Common Stock held by all directors and executive officers at September 1, 1995. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

         Nellcor Puritan Bennett Incorporated (together with its wholly-owned subsidiaries, the "Company") is a corporation organized under the laws of the State of Delaware in 1986 and, until the acquisition of Puritan-Bennett Corporation in August 1995, operated under the name Nellcor Incorporated. The Company designs, manufactures and markets monitoring, diagnostic and therapeutic instruments, sensors, airway adapters and detectors for the safety and management of respiratory-impaired patients wherever they are treated. The Company's arterial blood oxygen, respiratory gas, blood pressure and apnea instruments provide intermittent and continuous, real-time, noninvasive monitoring of physiologically unstable patients. The Company's wide variety of oximetry sensors are used with its own instruments, instruments that incorporate the Company's oximetry OEM module and instruments produced by manufacturers licensed to use the Company's sensors.

         With the acquisition of Puritan-Bennett Corporation, the Company believes that it has combined the leaders in patient safety monitoring and respiratory products to create the preeminent company serving the needs of the respiratory-impaired patient worldwide. The acquisition of Puritan-Bennett Corporation enables the Company to offer its customers a comprehensive line of products for the monitoring, diagnosis and treatment of the respiratory-impaired patient across the spectrum of acute, alternate and home care. The Company's expanded product line includes pulse oximetry monitors and sensors, critical care and portable ventilators, home oxygen therapy products such as liquid oxygen systems and oxygen concentrators, sleep apnea diagnostic and therapy products and medical gas products and distribution systems.

         The Company's products are sold worldwide, principally through a direct sales force, assisted by clinical education consultants and specialists, corporate accounts and independent distributors.

FISCAL YEAR 1995 AND RECENT DEVELOPMENTS

         Acquisitions

         On August 25, 1995, the Company completed its acquisition of Puritan-Bennett Corporation pursuant to the terms of an Agreement and Plan of Merger entered into by the two companies on May 21, 1995. On May 4, 1995, EdenTec Corporation, the Company's home health care subsidiary, acquired Pierre Medical, a privately-held French manufacturer of noninvasive ventilators, sleep apnea therapy systems, oxygen concentrators and related respiratory products.
In August 1995, EdenTec Corporation acquired Melville Software Ltd., a privately held Canadian manufacturer of sleep diagnostic products used in sleep labs. See "Acquisitions" below.

         Products

         Early in the second quarter of fiscal year 1995, the Company received marketing clearance from the United States Food and Drug Administration (FDA) for PEDI-CAP(TM) , a version of the Company's EASY CAP(R) CO(2) detector, developed specifically for infants and children. These disposable, non-invasive CO(2) detection devices are used to verify and monitor correct endotracheal tube placement in emergency situations. Worldwide commercial shipments of the PEDI-CAP product began in the second quarter of fiscal year 1995.

         During the second quarter of fiscal year 1995, the Company also began limited shipments of its N-400 fetal pulse oximeter in Europe. The N-400 is used to measure fetal oxygen levels during labor and delivery and is expected to aid obstetricians in evaluating fetal well-being. In the fourth quarter of fiscal year 1995, the Company filed an application for an Investigational Device Exemption (IDE) for the N-400 with the FDA. Clinical trials, which will evaluate the N-400 fetal pulse oximeter as a tool to reduce Cesarean sections, are expected to begin by the end of the second quarter of fiscal year 1996.

         In March 1995, the Company was awarded ISO 9001 certification for its facilities, signifying that the Company has met a set of international standards for product design, manufacturing, installation and service. ISO, the International Organization for Standardization, a worldwide federation of the national standards bodies for over 90 countries, represents an effort to promote international commerce through standardization. ISO 9001 certification is the first step necessary in order for the Company to affix the CE (Conformitee European) mark to its products.

         During the fourth quarter of fiscal year 1995, the Company received United States marketing clearance from the FDA for the first two modules of the NELLCOR SYMPHONY(TM) monitoring system, the N-3000 pulse oximeter and the N-3100 noninvasive blood pressure monitor. The NELLCOR SYMPHONY monitoring system is designed for use primarily in noncritical care areas throughout the hospital, particularly on the general care floor, as well as in alternate care settings. The N-3000, the Company's next generation pulse oximeter, incorporates OXISMART(TM) advanced signal processing and alarm management technology. It is designed to address the problem of nuisance alarms by identifying and rejecting artifacts caused by patient movement or electronic and optical noise interference, resulting in enhanced performance in high-motion, low-perfusion patient environments. The N-3100 blood pressure monitor incorporates advanced noninvasive blood pressure monitoring and employs clinically proven oscillometric technology. Commercial shipments of the N-3000 and the N-3100 in the United States began in June 1995. Sales of the products outside of the United States began in February 1994 and July 1994, respectively.

         Litigation

         In July 1996, the U.S. Federal District Court in Delaware issued a decision in favor of the Company, ruling that four key oximeter and sensor technology patents are valid and would be infringed by Ohmeda Inc. ("Ohmeda"), a subsidiary of BOC Health Care Inc. ("BOC"), if Ohmeda sold either its adult or neonatal OxyTip sensors for use with non-Ohmeda monitors. BOC had filed the suit in December 1992, seeking a declaratory judgment that the Company's patents were invalid and would not be infringed. BOC has filed notice of its intention to appeal the decision of the court. See "Item 3, Legal
Proceedings."


ACQUISITIONS

         Puritan-Bennett Corporation

         The Company has set the strategic objectives of focusing on the diagnosis, monitoring and treatment of the respiratory-impaired patient across the worldwide continuum of care and of growing through product line extensions, other internal developments and through acquisitions and strategic combinations in order to broaden its product line and enhance its competitive position. The Company entered into an Agreement and Plan of Merger with Puritan-Bennett
Corporation on May 21, 1995.  The transaction was approved      at special
meetings of the stockholders of
both companies held on August 24, 1995. On August 25, 1995, the Company acquired Puritan-Bennett by means of a wholly-owned subsidiary of the Company merging with and into Puritan-Bennett, with Puritan-Bennett being the surviving corporation and becoming a wholly-owned subsidiary of the Company.

         The merger with Puritan-Bennett is intended to qualify as a tax-free reorganization and will be accounted for as a pooling of interests. Under the terms of the Agreement and Plan of Merger, each outstanding share of Puritan-Bennett common stock was converted into the right to receive .88 share of the Company's common stock, resulting in the Company issuing approximately
11.5 million shares, valued at approximately $600 million, based on $52 1/8 per share, the closing price of the Company's common stock on August 25, 1995. As of September 1, 1995, approximately 28.4 million shares of the Company's common stock were outstanding.

         The Company believes that its acquisition of Puritan-Bennett represents the combination of market leaders in patient safety monitoring and respiratory products to create the preeminent company serving the needs of the respiratory-impaired patient worldwide. For a summary description of Puritan-Bennett products, see "Puritan-Bennett Products" below. With the acquisition, the Company believes that it is the leading provider of pulse oximetry monitoring and sensors, critical care ventilators, oxygen systems and home sleep diagnostic and therapeutic products across the spectrum of acute, alternate and home care. With revenues of over $600 million, facilities around the world and an employee force of over 4,000, the Company believes that it is the leader in the respiratory product market and will enjoy growth opportunities in both established and new markets as a result of a combination of product breadth and increased marketing flexibility. Moreover, an enhanced product line will provide the Company with broader access to the largest domestic and international respiratory markets in the hospital, subacute care, emergency medical services and the home. The Company also believes that the acquisition of Puritan-Bennett provides the opportunity for cost savings through consolidation of facilities and operations and for revenue and earnings growth rates greater than those possible for either company alone. The achievement of these goals, however, is dependent on the successful integration of two companies that had previously operated independently. The successful integration of the operations of the companies will require the dedication of substantial management resources. There can be no assurance that difficulties encountered in integrating the operations of the companies will be overcome or that the goals and benefits expected from a successful integration will be realized. Moreover, the process of integrating operations could cause an interruption of, or loss of momentum in, the activities of either or both of the companies' businesses. Difficulties encountered in connection with the integration of the two companies could have an adverse effect on the business, results of operations or financial condition of the Company going forward.

         Set forth below is certain summary, unaudited supplemental combined condensed financial information combining the Company's financial data for each of the five fiscal years ended July 2, 1995 with Puritan-Bennett's financial data for each of the three fiscal years ended January 31, 1995 and Puritan-Bennett's two fiscal years ended December 31, 1991.

                                               SUPPLEMENTAL COMBINED FINANCIAL DATA

                                                   Years ended (unaudited)


(In thousands, except per share      JULY 2, 1995       JULY 3, 1994      JULY 4, 1993     JULY 5, 1992      JULY 7, 1991
amounts)
Revenue                              $ 600,066          $ 544,227         $ 518,246        $ 452,286         $ 410,805
R & D expenses                          47,203             48,867            48,545           46,256            33,661
Net income                              49,463             (6,422)           39,715           21,867            32,135
Earnings per share                        1.77              (0.23)             1.46             0.83              1.26
Working capital                        244,395            206,709           224,772          179,374           177,606
Total assets                           565,704            489,942           470,014          397,442           335,993
Long-term obligations                   85,026             66,117            64,351           49,085            46,293
Stockholders' equity                   361,905            316,625           326,187          275,421           238,752


         Pierre Medical

         On May 3, 1995, EdenTec Corporation, the Company's home health care subsidiary, acquired Pierre Medical, a privately held French manufacturer of respiratory products used in the home. Pierre Medical manufactures and markets noninvasive ventilators, sleep apnea therapy systems, oxygen concentrators and related respiratory products for sale in Western Europe, primarily in France and Germany. The acquisition of Pierre Medical has been accounted for as a purchase.

         Melville Software

         In August 1995, EdenTec Corporation acquired Melville Software Ltd., a privately held Canadian company, that manufactures and markets sleep diagnostic products used in sleep labs, including SANDMAN(TM), a line of sleep disorder diagnostic systems sold primarily in the United States and Canada. Melville products are currently approved for sale throughout North America.

PRODUCTS

         With the acquisition of Puritan Bennett, the Company's expanded product line includes pulse oximetry moniters and sensors, critical care and portable ventilators, home oxygen therapy products, sleep apnea diagnostic and therapy products and medical gas products and distribution systems. Following is a summary discription of the Company's products.

         Oximetry Instruments

         The Company's pulse oximeters provide noninvasive measurement of a patient's arterial blood oxygen saturation. The Company's principal oximetry instruments are the N-180, N-185, N-200 and N-3000 pulse oximeters and the N-20 and N-30 portable pulse oximeters. In addition, the Company's OXINET(R) pulse oximetry network permits remote monitoring of multiple patients from a centralized location.

         The N-180, N-185 and N-200 pulse oximeters provide continuous monitoring of arterial blood oxygen saturation and heart rate and are designed for use in all areas of the hospital, including intensive care units, intermediate care and step-down units and general care floors, and in the alternate site care market, including surgicenters, subacute care and skilled nursing facilities and the home. The Company's N-20 and N-30 portable pulse oximeters provide periodic (and in the case of the N-30, temporary continuous) monitoring of arterial blood oxygen saturation and heart rate and are designed for use in areas of the hospital and the alternate site care market where continuous monitoring is not necessary or viable, for example, on the general care floor, in the home and in prehospital, emergency care and ambulatory settings.

         During the fourth quarter of fiscal year 1995, the Company received marketing clearance from the FDA for the N-3000 pulse oximeter and began commercial shipments of the product in the United States in June 1995. The Company began selling the N-3000 pulse oximeter outside of the United States in February 1994. The N-3000, the Company's next generation pulse oximeter, provides continuous monitoring of arterial blood oxygen saturation and heart rate and is the first module of the NELLCOR SYMPHONY multiparameter monitoring system designed for use primarily in noncritical care areas throughout the hospital, particularly on the general care floor, as well as in alternate care settings. The N-3000 incorporates OXISMART advanced signal processing and alarm management technology. It is designed to address the problem of nuisance alarms by identifying and rejecting artifacts caused by patient movement or electronic and optical noise interference, resulting in enhanced performance in high-motion, low-perfusion patient environments.

         The Company's OXINET pulse oximetry network is designed for use in hospital and alternate care settings and allows for the continuous monitoring of up to eight patients from one centralized location using multiple N-3000 or N-200 pulse oximeters and a central computer display.

         The Company is planning to expand into the labor and delivery market with the N-400 fetal pulse oximeter, a product for monitoring the blood oxygen saturation of a fetus during labor and delivery. The Company believes that the information provided by the N-400 will aid obstetricians significantly in evaluating fetal well-being. During the second quarter of fiscal year 1995, the Company began limited shipments of the N-400 fetal pulse oximeter in Europe.

         In the first quarter of fiscal year 1994, the FDA notified the Company that the N-400 fetal pulse oximeter must be submitted for approval for marketing clearance in the United States under Premarket Approval Application (PMA) regulations and not under the 510(k) premarket notification clearance process. A PMA application, compared to the 510(k) procedures, requires more laboratory and clinical testing data and more detailed design and manufacturing information, and therefore, requires more time for the gathering of data and preparation of the PMA application. Historically, the time elapsed between the submission of a PMA application and receipt of premarket approval is significantly longer than that for clearance to market under the 510(k) procedures. Since being informed of the need to file a PMA for the N-400, the Company has focused on finalizing an IDE protocol to be used in the conduct of United States clinical trials of the N-400. In the fourth quarter of fiscal year 1995, the Company filed an application for an IDE for the N-400 with the FDA. Clinical trials, which will evaluate the N-400 fetal pulse oximeter as a tool to reduce Cesarean sections, are expected to begin by the end of the second quarter of fiscal 1996. Given the uncertainties and delays associated with the FDA and the PMA process, there can be no assurance that the Company will receive approval from the FDA to market the N-400 in the United States or, when such approval, if it is granted, can be expected. For a summary discussion of the FDA regulatory framework, see "Regulatory Matters" below.

         OEM Oximetry Modules

         The Company's OEM oximetry modules are sold to manufacturers of multi-parameter monitoring systems which incorporate the Company's oximetry technology into their own systems. See "Competition" below. The Company currently has agreements with 36 OEM customers. These customers include medical equipment manufacturers in the United States, Europe, Japan and Latin America. During fiscal year 1995, nine new OEM agreements were entered into with, among others, Bese Bioengenharia Sist. Equip. S/A. of Brazil, Fukuda M-E Kogyo Company of Japan and Dima Italia SAS of Italy.

         Multi-function Monitors/Systems

         The Company's ULTRA CAP(R) N-6000 combination pulse oximeter/capnograph combines pulse oximetry with advanced carbon dioxide monitoring technology. While providing continuous monitoring of arterial blood oxygen saturation, the N-6000 also measures the concentration of carbon dioxide in a patient's breath. In some clinical situations, abnormal patterns and levels of carbon dioxide may indicate a ventilation problem before blood oxygen levels become depressed. The ULTRA CAP monitor is designed for use primarily in critical care settings, particularly intensive care units, hospital emergency rooms and post-anesthesia care units, and can be used in other hospital settings such as the operating room and during intra-hospital transport. Pryon Corporation (Menomonee Falls, Wisconsin) designed and manufactures the ULTRA CAP for Nellcor on a private label basis.

         As discussed above, during the fourth quarter of fiscal year 1995, the Company received marketing clearance from the FDA for the first two modules of the NELLCOR SYMPHONY monitoring system, the N-3000 pulse oximeter and the N-3100 noninvasive blood pressure monitor.

         Oximetry Sensors

         The Company produces and sells a full line of proprietary adhesive (patient dedicated) and reusable oxygen transducers (reusable sensors) for use with the Company's own instruments, monitors and monitoring systems incorporating the Company's OEM oximetry module, and monitors and monitoring systems licensed to use its sensors. The Company's sensors include the adhesive (patient dedicated) OXISENSOR(R) II line of sensors, the combination adhesive/reusable OXICLIQ(R) sensor line and reusable sensors such as the DURASENSOR(R), DURA-Y(R), and OXIBAND(R) oxygen transducers. During fiscal year 1995, the Company broadened its line of sensors with the addition of the neonatal model of its OXICLIQ oxygen transducer. Moreover, in fiscal year 1995, the Company received marketing clearance from the FDA for the DURA-Y ear clip which allows the DURA-Y sensor to be attached to a patient's ear. During fiscal year 1995, the Company also expanded its sensor recycling program which now includes more than 480 hospitals in the United States. Hospitals participating in the recycling program are able to reduce sensor costs and medical waste by purchasing adhesive sensors that have been returned to the Company for recycling. The recycling process consists of re-manufacturing, testing and sterilization of the sensors.

         In fiscal year 1995, sales of the Company's oximetry products, which include oximetry instruments, sensors and OEM modules, accounted for more than three-quarters of the Company's net revenue. This is comparable to the portion of the Company's net revenues accounted for by sales of oximetry products in each of fiscal years 1994 and 1993.

         End-Tidal CO2 Detector/Indicator

         The Company's EASY CAP end-tidal CO2 detector is a disposable, noninvasive carbon dioxide detection device used in emergency departments, on resuscitation carts and during patient transport. The single-use EASY CAP device contains a specially-impregnated paper which reacts to the presence of carbon dioxide by changing color and provides a quick and easy way to verify and monitor correct endotracheal tube placement during emergency situations. In the second quarter of fiscal year 1995, the Company received marketing clearance from the FDA for PEDI-CAP, a version of the EASY CAP device, developed specifically for use with infants and children. Worldwide commercial shipments of the PEDI-CAP product began in the second quarter of fiscal year 1995.

         The Company's STAT CAP(R) airway CO2 indicator is a small (hand-held), light-weight, electronic instrument that provides a semi-quantitative estimate (a numerical range) of end-tidal CO2. Its durability, portability and long battery life make the STAT CAP indicator particularly well-suited for use in emergency care and transport, both in the hospital and ambulance. The STAT CAP can assist clinicians in verifying proper placement of an endotracheal tube and can be used in emergency situations to evaluate ventilation or effectiveness of cardio pulmonary resuscitation.

         Sleep Disorder Products

         The Company's wholly-owned subsidiary, EdenTec Corporation, designs, manufactures and markets infant and adult apnea monitors, recorders and diagnostic systems for use in the hospital and the home. EdenTec's ASSURANCE(R) 2000 Heart and Respiration Monitor provides continuous noninvasive monitoring to detect central apnea, slow breathing, and slow and fast heart rate. The addition of the EDENTREND(R) Memory Module to the ASSURANCE 2000 enables the monitor to record, store and report alarm events for up to 45 days. In the second quarter of fiscal year 1994, EdenTec introduced for sale outside of the United States the ASSURANCE(R) 3000 Heart and Respiration Monitor. The ASSURANCE 3000 Heart and Respiration Monitor has more memory than the ASSURANCE 2000 and is lighter and more compact.

         EdenTec's EDENTRACE II(TM) Recording System is designed to assist in the diagnosis of sleep apnea in sleep labs, hospitals, clinics and the home. The recording system monitors and records up to six physiologic parameters including heart rate, respiratory effort, airflow, oxygen saturation with motion annotation, body position and snoring sounds. The EDENTRACE II PLUS Recording System, like the EDENTRACE II, is designed to assist in the diagnosis of sleep apnea. However, the EDENTRACE II PLUS Recording System can be used on infants as well as adults. EdenTec also markets the EDENTRACE(R) Analysis Software for use with the EDENTRACE II and the EDENTRACE II PLUS Recording Systems to aid clinicians in the archiving, retrieval and analysis of patient data.

         On May 3, 1995, EdenTec Corporation acquired Pierre Medical. Pierre Medical manufactures and markets noninvasive ventilators, sleep apnea therapy systems, oxygen concentrators and related respiratory products for sale in Western Europe, primarily in France and Germany. Its products include the O'MEGA(TM) oxygen concentrator for patients requiring supplemental oxygen, the O'NYX(TM) noninvasive ventilator that provides bilevel pressure (ventilation) for patients who have difficulty breathing, and the MORPHEE PLUS(TM) computerized, nasal CPAP device that administers air pressure to a patient's airway, via nasal mask, for treatment of obstructive sleep apnea. The Company may seek United States marketing clearance for select Pierre Medical products.

         HEALTHQUIZ(TM) System

         The HEALTHQUIZ system is a patient-driven, automated, medical history system which combines a simple, user-friendly, hand- held device with proprietary application software that can be tailored to a variety of uses and health care settings. HEALTHQUIZ(TM) PRESCREEN(TM), the first application software commercialized for use with the HEALTHQUIZ device, is designed to aid clinicians in conducting pre-anesthetic assessments of patients. The HEALTHQUIZ PRESCREEN software application allows a patient to answer a series of yes/no questions and uses branching logic to collect a standardized, pre-anesthetic patient history and provides clinicians with summary reports that calculate a patient-specific anesthesia risk score and suggest appropriate lab tests. A second software application for use with the HEALTHQUIZ device, HEALTHQUIZ(TM) PREVENT(TM), when completed, will be designed to allow patients to complete their own health histories and provide clinicians with summary reports and preventive care recommendations. The HEALTHQUIZ system is not subject to the 510(k) premarket notification process or the PMA process. Sales of the HEALTHQUIZ system have been limited since it was introduced in the fourth quarter of fiscal year 1994. The Company regularly reviews its net investment in the HEALTHQUIZ system assets and the related market opportunities.

         Blood Pressure Monitors

         The NELLCOR(R) N-CAT(R) noninvasive blood pressure monitor displays continuous blood pressure information, including a waveform. This contrasts with conventional noninvasive blood pressure monitors, which provide only intermittent measurements. Because the N-CAT monitor performs best in the absence of motion, Nellcor has marketed the instrument only for use in areas of low patient motion such as hospital operating rooms. In the second half of fiscal 1991, Nellcor began commercial shipments of the N-CAT continuous noninvasive blood pressure monitor developed and manufactured by Colin Electronics of Japan (Colin). Shipments of the N-CAT monitor to date have been limited, and, since the fourth quarter of fiscal 1992, shipments have been suspended pending evaluation of new versions of the product software developed by Colin intended to improve the product's operating performance. Costs associated with this evaluation were not material in fiscal year 1995 and were expensed as incurred. After evaluating the most recent enhancements to the product's software, the Company is now satisfied with the performance of the N-CAT monitor. Because of modifications made to the product's software, Colin may be required to resubmit a 510(k) to the FDA for clearance to market the product in the United States.

         As discussed above, during the fourth quarter of fiscal year 1995, the Company received marketing clearance from the FDA for the N-3100 noninvasive blood pressure monitor and began commercial shipments of the product in the United States in June 1995. The Company began selling the N-3100 noninvasive blood pressure monitor outside of the United States in July 1994. The N-3100 blood pressure monitor incorporates advanced noninvasive blood pressure monitoring and employs clinically proven oscillometric technology.

PURITAN-BENNETT PRODUCTS

         Ventilators and Related Products

         7200(R) SERIES ventilator system

         The 7200 SERIES ventilator system is a critical care ventilator purchased primarily by hospitals to assist or manage patient respiration in a variety of acute care settings. The 7200 SERIES ventilator is designed to ease the work of patient breathing and lessen patient discomfort. It automatically performs pulmonary function diagnostic tests and reduces therapists' time attending to patients and preparing the ventilator for patient use. The 7200 SERIES ventilator is finding increasing use in sub- acute care settings, where chronically ventilator-dependent patients, who are otherwise stable, require sophisticated ventilation modes to improve the prospects of weaning. The 7200 SERIES ventilator is sold in three basic configurations to cover the wide range of cost/performance applications and provides upgrade paths to incorporate new options as they become available.

         7250(R) METABOLIC MONITOR

         Metabolic monitoring is the measurement of oxygen consumption and carbon dioxide production to determine patient nutritional requirements and metabolic status. The 7250 METABOLIC MONITOR measures a patient's inspired oxygen and carbon dioxide and compares these measurements with the patient's expired oxygen and carbon dioxide. From such measurements and the volume of inspired and expired gas, the 7250 METABOLIC MONITOR calculates oxygen consumption and carbon dioxide production. From these calculated parameters, the monitor can determine values used for deciding daily caloric intake needs. Metabolic monitoring, in general, is a tool for detecting and monitoring conditions that can affect clinical outcomes such as nutritional support, drug titration and respiratory muscle workload, and that can affect weaning from mechanical ventilation. The 7250 METABOLIC MONITOR can be integrated with the 7200 SERIES ventilator, is relatively simple to use and provides more accurate, continuous measurements of a patient's energy expenditure.

         CLINIVISION(R)

          CLINIVISION is a personal, computer-based, patient care and respiratory therapy department management information system that integrates the patient data captured and processed by the 7200 SERIES ventilator, as well as other clinical data, into a management information system that can be used by respiratory therapy department directors and therapists to manage and monitor patient care and staffing requirements. Once interfaced to the host hospital's information system, CLINIVISION electronically handles admitting, discharge, transfer, and order entry data, as well as transmitting billing and results reporting. Last fiscal year, Puritan-Bennett introduced new enhancements to CLINIVISION's system communications and report generation features. RADIOLINK(TM) 3.0 allows users to transfer new work orders or work order changes to therapists while working in remote parts of the hospital. The RADIOLINK product uses spread spectrum radio frequency transmission, adding cable-free data communication capabilities to the CLINIVISION system. With RADIOLINK 3.0, the Company has also added electronic mail, allowing supervisors to relay messages from any workstation to therapists on the floor. Last fiscal year, Puritan-Bennett also released PHONELINK(TM) 2.0. With this feature, therapists can download information from any phone, rather than having to return to the hospital or office to transfer information. In December 1994, Puritan-Bennett introduced CLINIVISION "Lite", an entry level, lower cost single workstation system that enables smaller hospitals to take advantage of productivity tools they need but without as substantial a capital outlay.

         COMPANION(R) 2801 PORTABLE VENTILATOR

         In addition to the 7200 SERIES critical care ventilator, Puritan-Bennett also manufacutes the COMPANION 2801 PORTABLE VENTILATOR for sale outside of the United States. The COMPANION 2801 PORTABLE VENTILATOR is used by patients requiring breathing assistance as a result of neuromuscular disease, chronic obstructive pulmonary disease or spinal cord injury. The COMPANION 2801 PORTABLE VENTILATOR is compact in size, operates from either AC power or 12VDC battery power and incorporates an internal battery for short-term emergency power outages. The COMPANION 2801 PORTABLE VENTILATOR can be used at the patient's bedside, mounted on wheelchairs or in automobiles and airplanes. Portable ventilators offer a reduced cost alternative to hospital care for patients who can be discharged to their home or a skilled nursing facility or other alternate care site. Puritan-Bennett manufactures the COMPANION

2801 PORTABLE VENTILATOR in the Republic of Ireland where it is marketed to customers outside the United States.

         Home Oxygen Therapy Products

         COMPANION(R) 492a/590/550

         The Company's principal home oxygen therapy products are oxygen concentrators and liquid oxygen systems. The COMPANION 492a and 590 oxygen concentrators (four and five liter per minute capacity units) extract oxygen from room air and provide a supply of oxygen to home-bound patients who require a continuous supply of oxygen and whose prescribed flow rates do not exceed five liters per minute. The COMPANION 492a and 590 oxygen concentrators incorporate an optional OCI(R) indicator (Oxygen Concentration Indicator) that continuously monitors the oxygen percentage of the output of the device and alerts the patient in the event of performance degradation, automatically shutting the device down in the event of significant deterioration. In the event of such a shut down, the patient reverts to an alternate supply of oxygen. By utilizing an oxygen concentrator at home, a patient reduces the frequency with which a finite oxygen supply needs to be renewed. The OCI indicator option on the COMPANION 492a and 590 allows a home care provider to verify over the phone that the concentrator is generating high oxygen concentrations, detect problems early before they become expensive ones and reduce trips for routine filter replacement.

         For patients requiring a continuous supply of oxygen, Puritan-Bennett also manufactures several liquid oxygen systems. Liquid oxygen systems store oxygen at a very low temperature in liquid form. Puritan-Bennett's stationary unit can be refilled at home and can be used to fill a portable device, thereby permitting enhanced patient mobility. The COMPANION(R) 550 ambulatory unit for mobile patients utilizes a proprietary, pneumatic oxygen conserving device that requires no batteries and is significantly smaller and lighter than its predecessor, while providing essentially the same duration of use.

          The COMPANION or Mark "Low Loss" Oxygen Reservoir is designed to refill portable liquid oxygen units for extended periods of time with reduced evaporation loss.

         Sleep Disorder Products

         Puritan-Bennett manufactures the COMPANION(R) 318 Nasal CPAP System, a therapeutic device for patients with adult sleep apnea, the temporary cessation of breathing while asleep. The COMPANION 318 Nasal CPAP System is smaller than competitive products and offers additional diagnostic tools for sleep lab clinicians. Last fiscal year, Puritan-Bennett introduced the COMPANION(R) 320 I/E Bi-level(R) Respiratory System for patients requiring higher respiratory pressures to overcome airway obstruction.

         In late January 1994, Puritan-Bennett acquired SEFAM S.A., a French manufacturer of sleep diagnostic and therapeutic products. SEFAM products include the REM+ CONTROL CPAP device for treating sleep disorders and the RESPISOMNOGRAPHE and the MINISOMNO(TM) diagnostic systems used by hospital sleep labs and home care providers.

         Medical Gas Products and Distribution Systems

         The production and distribution of medical gases represents Puritan-Bennett's oldest product line. Puritan-Bennett is the largest producer of nitrous oxide in North America. This gas is used in anesthesia and analgesia and is sold by Puritan-Bennett under its own label and through distributors. The Company also distributes other medical gases, including oxygen, Sodalime (used to absorb CO2 during anesthesia) and special gas mixtures that are used for calibration, testing, and other purposes. Puritan-Bennett also manufactures the hospital distribution systems for medical gases.

         Spirometry

         The PB100 Spirometer is a small, hand held spirometer that offers true portability. The patient data memory card and the rechargeable batteries allow testing of multiple patients at off-site locations. The RENAISSANCE(R) Spirometry System consists of the PB100 Spirometer and a base station used for downloading patient information to a choice of printers along with the option of sending patient data to a computer. Two disposable pneumotachs eliminate cleaning and minimize the risk of cross-infection for both patients and staff.

PRODUCT DEVELOPMENT

         The Company is continuing to develop new products to address existing and new markets. The introduction of new products may be prevented or delayed by engineering obstacles, regulatory procedures, clinical trials, production difficulties and other factors. In addition, the costs of producing, promoting and servicing new products are generally greater than in the case of mature, higher volume products. New product introductions can also temporarily reduce revenues by interfering with sales of existing products.

         As the Company's existing products reach life cycle maturity, the Company's ability to develop or acquire new products and technologies increases in importance. The Company has and will continue to pursue technology, new product and business acquisition opportunities intended to broaden the Company's product offerings. Examples of such activities include the acquisitions of Pierre Medical and Puritan-Bennett Corporation. Such activities may result in increased expenses which could have an adverse impact on the Company's net income.

MARKETS

         Customers

         The Company's traditional customers have been the critical care units of hospitals, for example, operating rooms, post-anesthesia recovery rooms and intensive care units. However, with the increasing pressure to lower health care costs, more patients are being treated in lower-cost areas in and outside the hospital. The Company's products are now purchased for use throughout the hospital, including intermediate care and step-down units, labor and delivery rooms, emergency rooms and general care floors, and marketed and sold into the alternate site care market, including surgicenters, subacute care and skilled nursing facilities, ambulatory emergency care settings and the home. With the acquistion of Puritan-Bennett the Company expects the home care market to become a more significant part of its customer base. The Company's sales are broadly based, and no individual customer accounts for more than 10% of the Company's total net revenues.

         Market Trends

         As health care increasingly becomes managed care, patient care is shifting to lower-cost areas of the hospital and alternate care sites outside of the hospital, including subacute care centers, skilled nursing facilities and the home. Additionally, in an effort to create larger, more cost-effective entities capable of competing for managed care contracts, health care providers are consolidating and vertically integrating, and hospitals are joining local or regional multiple hospital systems in greater numbers. As a result of these ongoing changes in the delivery of health care, the Company expects that a greater proportion of its future revenue will come from sales of its products to a smaller customer base, primarily comprised of larger, consolidated health care providers and buying groups, and from sales of its products into the growing alternate site care market, especially the home. Moreover, in the current health care business environment, hospitals, which are the Company's principal customers, face increasing pressure to control costs. This pressure may, in the future, lead to a decrease in the average selling prices for a number of the Company's products, which could adversely affect the Company's gross margin.

         Health Care Reform

         The health care industry in the United States continues to experience a period of extensive change. Changes in the law or new interpretations of existing laws may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payors. In addition, economic forces, regulatory influences and political initiatives are subjecting the health care industry to fundamental change. Health care reform proposals have been formulated by the current administration and by members of Congress. In addition, state legislatures periodically consider various health care reform proposals. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative health care delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. The ultimate timing or effect of legislative efforts cannot be predicted, and short-term cost containment initiatives may vary substantially from long-term reforms and may impact the business of the Company in different ways. Although the Company believes that it is well positioned to respond to changes resulting from health care reform, no assurance can be given that any such efforts or reforms will not have an adverse effect on the future business, results of operations or financial condition of the Company.

MARKETING AND SALES

         North America. In North America, the Company sells its products principally through its direct sales force, supplemented by several full-line sales distributors, rental and "just-in-time" distributors and several sensor distributors. With the acquisition of Puritan-Bennett, the Company is expecting to consolidate its sales force under area directors and regional business managers who will oversee sales forces for the hospital and home care markets, and sensor and ventilator specialists. The Company will also employ clinical education consultants (CECs), who are typically registered nurses, respiratory therapists or nurse anesthetists, and who provide customers with continuing education and in-service training on the use of the Company's products. The CECs also maintain contact with clinicians and medical organizations to educate medical professionals on new clinical applications for monitoring or assessment for which the Company's products can be used. The Company 's CEC organization is accredited by the American Nurses Association as a provider of continuing nursing education.

         Latin America.   In early fiscal year 1993, the Company increased its
marketing and sales efforts in this market. Sales into Latin America are through distributors. The Company has distributors in all major Latin American countries, including Mexico and Brazil.

         Europe. The Company has devoted significant resources to the development of its European markets and administrative infrastructure. The Company continues to expand sales, service and distribution efforts in this market. Through its acquisition of Puritan-Bennett and Pierre Medical, the Company has broadened its product offerings in the European home care market. The Company has sales and marketing offices and direct sales forces throughout Western Europe, including in the Netherlands, France, Germany, the United
Kingdom, Belgium and Spain.   Sales in Europe are made through the Company's
direct sales forces and distributors.

         Asia. The Company has a sales and marketing office in Hong Kong. The Company has distributors in most major countries in Asia.

         Japan. In fiscal year 1995, the Company increased to 50 percent its ownership interest in Nellcor-CMI, Inc. (NCI), the Company's Tokyo-based joint venture with Century Medical, Inc. With a greater level of investment in the venture and increased management involvement and marketing resources, the Company plans to pursue more aggressively opportunities for the Company's products in Japan. The Company sells its products in Japan through NCI's direct sales force and distributors.

         Sales outside the United States (including sales by the Company's subsidiaries) accounted for approximately 23 percent of net revenue in fiscal year 1995, 18 percent of net revenue in fiscal year 1994 and 17 percent of net revenue in fiscal year 1993. Financial information concerning the Company's foreign and domestic operations and export sales is found in Note 9 to the Financial Statements in the Company's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

         Timing of Orders and Shipments; Backlog. Historically, orders in the first fiscal quarter have been lower than in the second, third and fourth quarters. Of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter. Accordingly, backlog has historically been modest and not an accurate predictor of future revenues, and results for a given quarter can be adversely affected if there is a substantial order shortfall late in that quarter. Total backlog at the end of fiscal year 1995 and fiscal year 1994 was approximately $9.8 million and $10.7 million, respectively. The decrease in backlog in fiscal year 1995 was primarily due to increased shipments of the N-3000 pulse oximeter as compared to fiscal year 1994. Approximately
14% of the total backlog as of the end of fiscal year 1995 is shippable in fiscal years after 1996.

COMPETITION

         The medical device industry is characterized by rapidly evolving technology and increased competition. Competitors of the Company include large medical companies, some of which have greater financial and technical resources and broader product lines than the Company. The Company believes that the principal competitive factors in its product markets are product features, price, quality, customer service, performance, market reputation, breadth of product offerings and effectiveness of sales and marketing efforts. The Company also believes that the speed with which companies can identify customer needs and develop products to meet those needs are important competitive factors. The Company believes that it competes favorably with respect to each of these factors. However, there are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of these competitors may have substantially greater capital resources, research and development staffs and experience in the medical device industry, including with respect to regulatory compliance, and in the development, manufacturing and sale of medical products similar to those offered by the Company. There can be no assurance that some of these competitors will not succeed in developing technologies and products that are more effective than those currently produced by the Company or that would render some products offered by the Company obsolete or non-competitive. Moreover, competition based on price is expected to become an increasingly important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry. Such competition has exerted, and is likely to continue to exert, downward pressure on the prices that the Company is able to charge for its products. There can be no assurance that the Company will be able to offset such downward price pressure through corresponding cost reductions.

         The Company's principal competitor in pulse oximetry in the United States is Ohmeda, Inc., a subsidiary of BOC Health Care, Inc. ("BOC"). The Company and BOC have cross-licensed certain patents from one another (see "Licenses and Patents" and "Item 3. Legal Proceedings." below). The Company also faces competition from manufacturers of multi-parameter monitoring systems, including Hewlett-Packard Co., SpaceLabs Medical, Inc., Datascope Corporation and Protocol Systems, Inc., whose systems frequently include pulse oximetry. In response, the Company sells OEM oximetry modules and has licensed certain systems manufacturers to make their instruments compatible with the Company's sensors. The Company has entered into OEM and/or licensing agreements with the major systems manufacturers in the United States, including Hewlett-Packard Co., SpaceLabs Medical, Inc., Datascope Corporation and Protocol Systems, Inc.

RESEARCH AND DEVELOPMENT

         The principal focus of the Company's research and development effort is to apply technology to well-defined clinical problems through innovative engineering. In this process, the Company is also focused on the development of products specifically designed to meet customer demands for performance, cost-effectiveness and environmental responsibility. With the acquisition of Puritan-Bennett, the Company expects to fund an investment in research and development of more than $50 million in fiscal year 1996.

         Introduction of any product now under development will require completion of development and engineering work, successful conclusion of clinical trials, compliance with regulatory procedures and the transfer of the product to production. There can be no assurance that the Company's product development work will result in viable new products. The Company's research and development expenditures were approximately $27.2 million (10% of net revenue) in fiscal year 1995, $24.0 million (10.2% of net revenue) in fiscal year 1994 and $22.7 million (10.4% of net revenue) in fiscal year 1993.

MANUFACTURING AND SUPPLIERS

        The Company's products are assembled using both standard components and components manufactured to the Company's specifications such as printed circuit board assemblies. The Company's instruments contain microprocessors for which proprietary software is designed, written and tested by the Company. The Company maintains test and inspection procedures for components and assembled instruments.

         The Company currently procures most of its components from outside suppliers, including foreign vendors. Though multiple sources are generally available for these components, the Company also relies upon single-source suppliers to provide certain components for its products. To the extent the Company relies on single-source suppliers, there can be no assurance that supply shortages or interruptions will not arise, which, if they were to occur, could increase the cost or delay the shipment of the Company's products or cause the Company to incur costs to develop alternative sources. Any of these occurrences could have a material adverse effect on the Company's results of operations.

         With the acquisition of Puritan-Bennett, the Company will produce some components for its own products made from a wide variety of raw materials that are generally available in quantity from alternate sources of supply.

         Because the Company believes that prompt shipment of orders is important to compete effectively, the Company has maintained substantial inventories of raw material, work in process and finished goods to be able to respond rapidly to customer demands. Should the Company's order forecasts exceed the orders actually achieved, excess inventories may prove unsalable or salable only at reduced prices. The Company maintains reserves for obsolete or excess inventory which it believes to be adequate.

LICENSES AND PATENTS

         At July 2, 1995, the Company held 57 United States patents and 75 patents in foreign countries. With the acquisition of Puritan-Bennett, the Company holds 111 United States patents and 105 patents in foreign countries. The Company has patent applications pending in the United States and in selected foreign countries covering features of its current products and products under development. There can be no assurance that any patents will be issued on the pending applications or that any of its issued patents will withstand challenge. Although the patents that the Company has been issued are of value and those for which the Company has applied would be of additional value, the Company believes that other factors are of greater competitive importance (see "Competition" above).

         Many patents in the general area of the Company's current products and products under development have been and may in the future be issued to others. The Company has entered into license agreements under which it may practice certain patents for the lives of the patents. The Company may in the future determine that it is advisable to seek licenses on other such patents. There can be no assurance that such licenses will be available or, if available, will be available on terms favorable to the Company.

         In 1986, the Company and BOC Health Care, Inc., the parent corporation of Ohmeda, one of Nellcor's principal competitors, entered into cross licenses of certain oximetry patents (see "Item 3. Legal Proceedings." below).

         The Company has also granted licenses under its sensor coding patents to Hewlett-Packard Company, Siemens Medical Electronics, Inc., SpaceLabs, Inc. and Marquette Electronics, Inc. These licenses permit those companies to manufacture monitors that are compatible with the Company's oximetry sensors but do not permit the manufacture of sensors incorporating the patented invention. The Company believes that these licenses, together with the Company's sale of pulse oximetry modules on an OEM basis, have expanded the base of instruments using the Company's proprietary sensors and are helping to promote market acceptance of adhesive sensors as a standard of care.

         The Company has granted licenses to Hewlett-Packard Company, Siemens Medical Electronics, Inc., and Bruel & Kjaer Export under its variable pitch beeper patent. The licenses permit those companies to make and sell oximeter monitors whose pulse-to-pulse beep tones vary in pitch as the patient's saturation changes.

REGULATORY MATTERS

         FDA Regulation

         The Company manufactures and sells medical devices. The FDA regulates the development, testing, manufacturing, packaging, distribution and marketing of medical devices in the United States, including the products manufactured by the Company. The development, testing, manufacturing, packaging, distribution and marketing of medical devices in the United States are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug, and Cosmetic Act (the "1976 Amendments"), the Safe Medical Devices Act of 1990, the Medical Device Amendments of 1992 and additional regulations promulgated by the FDA. The State of California (through its Department of Health Services ("DHS")), where the Company has several manufacturing plants, as well as other states, also regulate the manufacture of medical devices. The Company believes that it is substantially in compliance with applicable FDA and DHS regulations.

         In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. Under the 1976 Amendments, each medical device manufacturer must comply with statutes and regulations applicable generally to manufacturing practices, clinical investigations involving humans, sale and marketing of medical devices, post-market surveillance, repairs, replacements and refunds, recalls, and other matters. The FDA is authorized to obtain and inspect devices and their labeling and advertising, and to inspect the facilities in which they are manufactured in order to ensure that a device is not improperly manufactured or labeled.

         The 1976 Amendments also require compliance with specific manufacturing and quality assurance standards, including regulations promulgated by the FDA with respect to good manufacturing practices. FDA regulations require that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with the FDA regulations and the manufacturer's written specifications and procedures relating to the devices. Compliance with the good manufacturing practices regulation is necessary to receive FDA approval to market new products and is necessary for a manufacturer to be able to continue to market approved product offerings.

         The FDA makes unannounced inspections of medical device manufacturers and may issue reports of observations where the manufacturer has failed to comply with all appropriate regulations and procedures. Failure to comply with applicable regulatory requirements can, among other consequences, result in warning letters, civil penalties, injunctions, suspensions or losses of regulatory clearances, product recalls, seizure or administrative detention of products, operating restrictions through consent decrees or otherwise, refusal of the government to approve product license applications or allow a manufacturer to enter into supply contracts, and criminal prosecution.

         There has been a trend in recent years both in the United States and outside the United States toward more stringent regulation of, and enforcement of requirements applicable to, medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses. At the present time, there are no meaningful indications that this trend will be discontinued in the near-term or the long-term either in the United States or abroad.

         The FDA requires that a new medical device or a new indication for use of or other significant change in an existing medical device obtain either 510(k) premarket notification clearance or an approved PMA prior to being introduced into the market in the United States. The 510(k) premarket notification process is applicable when the new product being submitted to the FDA can be compared to a pre-existing commercially available product that performs similar functions (a "substantially equivalent product"). If a product does not meet the eligibility requirements for the 510(k) process, then it must be submitted, instead, under the PMA process. The process of obtaining 510(k) clearance may take at least six months from the date of filing of the application and generally requires the submission of supporting data, which can be extensive and extend the process for a considerable length of time. In addition, the FDA may require review by an advisory panel as a condition for 510(k) clearances, which can further lengthen the process. The PMA process generally takes more than two years from initial filing and requires the submission of extensive supporting data and clinical information. In recent years, there has been a trend for the FDA to require more supporting data with respect to both 510(k) clearance notifications and PMA filings. Historically, substantially all of the products of the Company have been submitted to the FDA under the 510(k) premarket notification clearance process. However, the Company was informed in early fiscal year 1994 that the N-400 fetal pulse oximeter would have to be submitted under the PMA process. Moreover, as the Company broadens is product base, new products could be required to be submitted under the PMA process rather than the 510(k) process.

         Foreign Regulation

         Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearance to sell medical devices in foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ significantly from FDA requirements. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States. Other countries, such as Japan, have standards similar to those of the FDA. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in the United States, while clearance in countries such as Japan may require longer periods than in the United States. In addition, the European Union has developed a new approach to the regulation of medical products that may significantly change the situation in those countries. The receipt or denial of FDA clearance for a particular product may affect the receipt or denial of regulatory clearance for that product in certain other countries.

         FDA/Puritan-Bennett Consent Decree

         Puritan-Bennett has been subject to significant FDA enforcement activity with respect to its operations in recent years. In January 1994, Puritan-Bennett entered into a consent decree with the FDA pursuant to which Puritan-Bennett agreed to maintain systems and procedures complying with the FDA's good manufacturing practices regulation and medical device reporting regulation in all of its device manufacturing facilities. Under the decree, domestic shipments of Puritan-Bennett's portable ventilator products and intra-arterial blood gas monitoring systems were suspended until the FDA could become satisfied with Puritan-Bennett's manufacturing practices for such products. Both Burton A. Dole, Jr., Puritan-Bennett's former Chairman, President and Chief Executive Officer, and John H. Morrow, its former Executive Vice President and Chief Operating Officer, are parties to the consent decree. Under the terms of the Agreement and Plan of Merger between the Company and Puritan-Bennett, following consummation of the acquisition, Mr. Dole became the Chairman of the Company's Board of Directors and Mr. Morrow became Executive Vice President of the Company and President of the Company's Home Health Care Business.

         Impact of Puritan-Bennett Consent Decree

         Puritan-Bennett has experienced and will continue to experience incremental operating costs due to ongoing compliance requirements and quality assurance programs initiated in part as a result of the FDA consent decree. The Company expects for Puritan-Bennett to continue to incur additional operating expenses associated with its ongoing regulatory compliance program, but the amount of these incremental costs currently cannot be completely predicted and will depend upon a variety of factors, including future changes in statutes and regulations governing medical device manufacturers and the manner in which the FDA continues to enforce and interpret the requirements of the consent decree.

         There can be no assurance that the Company will not experience problems associated with FDA regulatory compliance, including increased general costs of ongoing regulatory compliance and specific costs associated with the Puritan-Bennett consent decree. The Company could experience a material adverse effect on business, operations, profitability and outlook from, among other things: (i) requirements associated with the Puritan-Bennett consent decree;
(ii) requirements arising from continuing company-wide adherence to quality assurance and good manufacturing practices; (iii) the results of future FDA inspections of the operations and facilities of the Company; and (iv) any modification, extension or adverse interpretation of the Puritan-Bennett consent decree or any product recall, plant closure or other FDA enforcement activity with respect to the Company.

         Environmental Regulation

         The Company is subject to various environmental laws and regulations both in the United States and abroad. The operations of the Company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in the manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material effect on the Company's financial position. The Company believes that it is substantially in compliance with applicable environmental laws and regulations.

PRODUCT LIABILITY EXPOSURE

         Because most of the Company's products are intended to be used in hospitals on patients who are physiologically unstable and may be severely ill, the Company is exposed to serious potential product liability claims. From time to time, patients on whom the Company's products are being used will sustain injury or death related to their medical treatment or condition, and this could lead to product liability claims against the Company. The Company has in fact received notice of claims of product liability. The Company believes that none of these claims, either alone or in the aggregate, will have a material adverse affect on the Company's financial position or results of operation. There is no assurance, however, that the Company will not in the future be subject to a claim that could have a material adverse impact on the Company's financial position, results of operations, reputation or ability to market its products.

         The Company presently carries product liability insurance coverage in amounts which the Company feels are sufficient to protect the Company. However, it is possible that this coverage could be insufficient to cover claims which might be made against the Company. The availability and cost of such coverage varies from time to time and could be affected by product liability claims. At times in the past, coverage has been more difficult and more expensive to obtain than at present. There is no assurance that the Company will always be able to obtain adequate product liability coverage on terms it finds acceptable, or that the Company will be able to obtain such insurance at all.

EMPLOYEES

         At July 2, 1995, the Company had a total of 1788 employees, including 889 employees in the United States, 754 employees in Mexico and 145 employees in other countries.

         Many of the Company's employees are highly skilled, and competition in recruiting and retaining such personnel is intense in the labor markets in which the Company operates. Locating persons with experience in regulated industries is particularly difficult. The Company believes that its continued success is predicated in part on its ability to continue to attract highly qualified management, marketing, medical and technical personnel.


         Other than a total of approximately 15 Puritan-Bennett employees, none of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information regarding current executive officers who are not also directors.

                NAME                   AGE                   POSITION WITH THE COMPANY
        ---------------------          ---              ------------------------------------
        Laureen DeBuono                38               Executive Vice President, Human
                                                         Resources, General Counsel and
                                                         Secretary

        Michael P. Downey              48               Executive Vice President,
                                                         Chief Financial Officer

        Robert L. Doyle                52               Executive Vice President, Worldwide
                                                         Sales and Distribution

        Russell B. Hays                50               Executive Vice President, President,
                                                         Hospital Business

        John H. Morrow                 50               Executive Vice President, President,
                                                         Home Care Business

        Kenneth Sumner, Ph.D.          53               Vice President, Regulatory/Clinical
                                                         Affairs and Quality Assurance

        David B. Swedlow, M.D.         49               Vice President, Medical Affairs and
                                                         Technology Development

MS. DEBUONO joined the Company in April 1992 as General Counsel and Secretary and currently serves as Executive Vice President, Human Resources, General Counsel and Secretary. Prior to joining the Company, Ms. DeBuono was Division and Corporate Counsel with The Clorox Company, a diversified consumer products company, from 1987 to 1992, and Corporate Counsel with Varian Associates, Inc., an electronics device company, from 1984 to 1987.

MR. DOWNEY joined the Company in 1986 as Corporate Controller and became Vice President, Finance in April 1987 and Vice President, Chief Financial Officer in July 1989. Mr. Downey currently serves as Executive Vice President, Chief Financial Officer. Prior to joining the Company, Mr. Downey was Vice President, Finance with Shugart Corporation, a manufacturer of disk drives, from 1984 to 1986.

MR. DOYLE joined the Company upon consummation of the acquisition of Puritan-Bennett by the Company in August 1995. Mr. Doyle was elected Senior Vice President of Puritan-Bennett in 1988 and became Senior Vice President, Marketing in 1991.

MR. HAYS joined the Company in June 1995. Prior to joining the Company, Mr. Hays served as the President and Chief Executive Officer of Sequenom from 1993 to 1995. Previously, Mr. Hays served as President and Chief Executive Officer of Enzytech, Inc. from 1992 to 1993, and in various capacities at Baxter Healthcare Corporation from 1985 to 1992. He also served as a General Manager at Stryker

Corporation from 1981 to 1985 and in various capacities at Baxter Travenol Laboratories, Inc. from 1976 to 1981.

MR. MORROW joined the Company upon consummation of the acquisition of Puritan-Bennett by the Company in August 1995. Mr. Morrow was elected Vice President of Puritan-Bennett in 1979 and has served as its Executive Vice President and Chief Operating Officer since 1989. Prior to joining Puritan-Bennett, Mr. Morrow was a management consultant with McKinsey & Company, Inc. from 1970 to 1979.

MR. SUMNER joined the Company in September 1994 as Vice President, Regulatory/ Clinical Affairs and Quality Assurance. Immediately prior to joining the Company, Mr. Sumner served as Vice President, Regulatory Affairs and Quality Assurance with Cytyc Corporation, a privately-held medical device company. From 1990 to 1993, Mr. Sumner was with the Cardiology Group of C.R. Bard, Inc. as Vice President, Medical and Regulatory Affairs, and, from 1980 to 1990, Mr. Sumner was Director of Clinical and Regulatory Affairs at Zimmer, Inc., an orthopedic medical device division of Bristol-Myers Squibb, Co.

DR. SWEDLOW joined the Company in June 1987 as Vice President, Medical Affairs and currently serves as Vice President, Medical Affairs and Technology Development. Prior to joining the Company, Dr. Swedlow was employed by the University of Pennsylvania as an Assistant Professor of Anesthesia and Pediatrics at the University of Pennsylvania School of Medicine and as an Anesthesiologist and Critical Care Attending Physician and Director of Research in the Department of Anesthesia and Critical Care of The Children's Hospital of Philadelphia.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934.

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's executive officers and directors to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the Securities and Exchange Commission ("SEC"). Executive officers and directors are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports filed. As part of a Section 16 compliance program established by the Company for its executive officers and directors, the Company undertakes to file these reports on their behalf. Based solely on its review of the Forms 3 and 4 filed on behalf of its executive officers and directors, as well as written representations from these individuals that no Form 5 filings are required, the Company believes that, during the fiscal year ended July 2, 1995, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with pursuant to SEC rules.

ITEM 2.  PROPERTIES.

         The Company's headquarters occupy a newly constructed 141,000 square foot two-story facility built for the Company in Hacienda Business Park, Pleasanton, California. The Pleasanton facility is being leased under a lease with an initial 12-1/2 year term with options to renew for two additional five-year periods at a rent approximating the then fair market value.

         The Company also maintains its manufacturing facilities and related offices in 90,000 square feet in Chula Vista, California (near San Diego) and 60,000 square feet in Tijuana, Mexico, occupied under leases expiring in March 2000 and December 1994, respectively (the lease expiring in December 1994 has 9 one-year renewal options). The Company leases additional office space in Lenexa, Kansas, which is used for certain of the Company's research and development, and Coral Springs, Florida, which is used to service Latin America . EdenTec maintains leased facilities in Eden Prairie, Minnesota. The Company leases additional space for its international operations in the Netherlands, France, United Kingdom, Belgium, Germany, Spain and Hong Kong.

         With the acquisition of Puritan-Bennett, the Company has acquired additional owned and leased facilities. The Company believes that its facilities are adequate for its space requirements through fiscal 1996. If additional space is required in the future, the Company believes that suitable facilities can readily be leased on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, the Company has received, and in the future may receive, notice of claims against it, which in some instances have developed, or may develop, into lawsuits. The claims may involve such matters, among others, as product liability, patent infringement and employment related claims. In management's opinion, the ultimate resolution of claims currently pending, either individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance that the Company's financial condition or results of operations will not be materially adversely affected as a result of future claims that may be commenced against the Company.

         In September 1984, the Company was sued for patent infringement relating to its pulse oximeters by BOC Health Care, Inc. ("BOC"), the parent corporation of Ohmeda, Inc. ("Ohmeda"), one of the Company's principal competitors. In June 1986, the parties settled and agreed to dismiss BOC's infringement claims and the Company's antitrust and unfair competition counterclaims. As part of the settlement, the parties consented to a judgment that the BOC patent was valid and entered into cross licenses of certain oximetry patents, and applications therefor, of each party for the duration of the applicable patents.

         On August 26, 1992, the Company brought an action in U.S. District Court for declaratory judgment against Camino Laboratories, Inc. (San Diego, CA) ("Camino") seeking a judgment that the Company's pulse oximeter systems and sensor products do not infringe United States Patent No. 4,446,715 or Reexamination Certificate B1 4,446,715, owned by Camino. The Company filed an amended complaint on September 1, 1992, adding a count for declaratory judgment that Camino's claims were barred in whole or in part by laches. On September 17, 1992, Camino filed an answer, jury demand and counterclaim against the Company, asserting that the Company's oximeters and sensors infringe Camino's patent and seeking damages for past infringement and an injunction against future infringement.

         In the fourth quarter of fiscal year 1994, the Company agreed to settle its patent litigation with Camino. Under the terms of the settlement, Camino agreed not to sue the Company or its current or future customers relating to the use or sale of the Company's sensors and monitors intended for use with such sensors. A cash payment of $15 million was made by the Company to Camino and was recorded as a non-operating expense. This settlement neither recognizes the validity nor acknowledges infringement of the Camino patent at issue.

         On December 10, 1992, the Company brought an action in Alameda County Superior Court, Eastern Division, State of California, for misappropriation of trade secrets, unfair competition and for return of property against BOC and Square One Technology ("Square One"). On December 18, 1992, the Company filed an amended complaint naming Daniel S. Goldberger, a former Company employee and partner in Square One, as an individual defendant. The Company sought damages, assignment of patent rights and injunctive relief to bar BOC, Square One and Mr. Goldberger from continuing to sell a pulse oximeter sensor based on a trade secret design that the Company claimed was developed at the Company and was misappropriated by Square One and Mr. Goldberger.

         Also on December, 10, 1992, BOC, Square One and Mr. Goldberger brought an action in United States District Court for the District of Delaware against the Company, seeking a declaratory judgment that certain patents of the Company were invalid and/or not infringed by the manufacture, use or sale of the BOC pulse oximeter sensor which was the subject matter of the California Superior Court action described above.

         In the third quarter of fiscal year 1994, the Company agreed to settle the trade secrets litigation with BOC and Square One. Under the terms of the agreement, the patent in issue was assigned to the Company. The Company also received a pretax $2 million payment and will receive ongoing royalties. The $2 million payment was recorded as non-operating income.

         In July 1995, the U.S. Federal District Court in Delaware issued a decision in favor of the Company, ruling that four key oximeter and sensor technology patents are valid and would be infringed by Ohmeda, if Ohmeda sold either its adult or neonatal OxyTip sensors for use with non-Ohmeda monitors. BOC has filed notice of its intention to appeal the decision of the court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS.

         None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock is traded on the Nasdaq National Market under the symbol NELL. The following table sets forth the high and low prices for the Company's common stock as reported in that system for each quarter in the Company's fiscal years 1995 and 1994. These prices reflect interdealer prices, without retail mark-up, mark-down or commission.

                                               HIGH       LOW
                                               ----       ---
             Fiscal 1995:
               Fourth Quarter.............     $47.75     $36.00
               Third Quarter..............      38.25      31.50
               Second Quarter.............      34.00      28.25
               First Quarter..............      31.50      26.00
              Fiscal 1994:
               Fourth Quarter.............      28.75     24.375
               Third Quarter..............      29.50      24.25
               Second Quarter.............      26.50      19.75
               First Quarter..............      23.50      19.00


         At September 1, 1995, the Company had approximately 1,586 stockholders of record (not including beneficial holders of stock held in street name). The Company has not paid or declared dividends on its common stock. The Company presently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table presents the Company's historical financial results prior to the Company's acquisition of Puritan-Bennett on August 25, 1995.

                            SELECTED FINANCIAL DATA

                                                        Years ended
                                 ----------------------------------------------------------
  (In thousands, except per        JULY 2,     JULY 3,     JULY 4,     JULY 5,      JULY 7,
  share amounts)                    1995        1994        1993        1992         1991
  Net revenue                    $ 264,040   $ 234,972   $ 218,186   $ 196,164    $ 158,929
  Gross profit                     160,859     141,266     129,424     117,067       86,962
  Income from  operations           54,345      42,851      37,837      30,987       22,360
  Litigation settlements                 -     (13,000)          -          -             -
  Income before income
  taxes                             59,947      32,998      40,846      34,342       25,812
  Net income                        37,165      20,557*     25,120      21,293       16,262
  Net income per share                2.20        1.22*       1.50        1.31         1.05
  Working capital                  170,823     154,827     143,686     108,527       96,201
  Total assets                     296,469     238,148     225,606     188,654      142,836
  Stockholders' equity             240,721     204,113     192,464     154,492      121,384

No cash dividends have been declared or paid in the five-year period ended July 2, 1995

*Net of after-tax charge of $8.0 million ($0.48 per share) from litigation settlements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 34 through 38 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Report of Independent Accountants appearing on page 39, the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 19 through 33, and the section entitled "Selected Quarterly Data" appearing on page 39 of the Company's 1995 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      (a) The section labeled "Proposal One -- Election of Directors" appearing on pages 2 through 19 of the Company's Proxy Statement dated September 15, 1995 and filed with the Securities and Exchange Commission on the same date is incorporated herein by reference.

      (b) Information concerning the Company's executive officers who are not directors is set forth in Part I of this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

      The sections labeled "Executive Compensation" and "Compensation Committee Report on Executive Compensation", appearing on pages 9 through 18 of the Company's Proxy Statement dated September 15, 1995 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section labeled "Beneficial Owners of Voting Securities" appearing on pages 7 and 8 of the Company's Proxy Statement dated September 15, 1995 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section labeled "Indebtedness of Management" appearing on page 14 of the Company's Proxy Statement dated September 15, 1995 are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   1.      INDEX TO FINANCIAL STATEMENTS

      THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN THE COMPANY'S 1995 ANNUAL REPORT TO STOCKHOLDERS AND ARE INCORPORATED HEREIN BY REFERENCE PURSUANT TO ITEM 8:

                                                                                    PAGE IN 1995
                                                                                    ANNUAL REPORT
                                                                                   TO STOCKHOLDERS
                                                                                   ---------------
      Consolidated Balance Sheet at July 2, 1995 and July 3, 1994                          19
      Consolidated Statement of Income for each of the three years in the
        period ended July 2, 1995                                                          20
      Consolidated Statement of Stockholders' Equity for each of the three
        years in the period ended July 2, 1995                                             21
      Consolidated Statement of Cash Flows for each of the three years in the
        period ended July 2, 1995                                                          22
      Notes to Consolidated Financial Statements                                         23-33
      Report of Independent Accountants                                                    39
      Selected Quarterly Data (Unaudited)                                                  39


      2.      INDEX TO FINANCIAL STATEMENT SCHEDULES

      All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.      EXHIBITS

 EXHIBIT
   NO.                               DESCRIPTION OF EXHIBIT

   2.1 Agreement and Plan of Merger, dated as of May 21, 1995, as amended, among Registrant, a wholly-owned subsidiary of Registrant and Puritan-Bennett Corporation (filed as Annex A to Form S-4 Registration Statement No. 33-61169 and incorporated herein by reference).

   2.2 Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 1995, among Registrant, a wholly-owned subsidiary of Registrant and Puritan-Bennett Corporation (filed as Annex B to Form S-4 Registration Statement No. 33-61169 and incorporated herein by reference).

   3.1           Restated Certificate of Incorporation of Registrant (filed as
                 Exhibit 3.1 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).

   3.2 Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).

   3.3 By-laws of Registrant, as amended (filed as Exhibit 3.3 to the Report on Form 10-K for the year ended July 3, 1994 and incorporated herein by reference).

   4.1 Rights Agreement, dated as of September 1, 1992, between Registrant and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 2.1 of Amendment No. 1 to the Registrants' Registration Statement as Form 8-A filed with the Commission on July 13, 1995). Reference is also made to Exhibits 3.1, 3.2 and 3.3.

   4.2 Credit Agreement, dated as of November 16, 1994, entered into by Registrant, the Banks Named Therein and ABN AMRO Bank N.V., San Francisco International Branch, as Agent (filed as
                 Exhibit 10.1 to the Report on Form 10-Q for the period ended January 1, 1995 and incorporated herein by reference).

  10.1 Lease Agreement dated August 17, 1983 between Registrant and Crow-Spieker-Singleton #87, together with Lease Amendment No. One thereto, dated January 3, 1994, Lease Amendment No. Two thereto, dated as of May 5, 1986, and related letters dated July 31, 1984 and October 15, 1984 (filed as Exhibit 10.1 to Form S-1 Registration Statement No. 33-8211, filed August 22, 1986 and incorporated herein by reference).

  10.2 Lease Agreement dated March 31, 1986 between Registrant and Crow-Spieker-Singleton #115 (filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-8211, filed August 22, 1986 and incorporated herein by reference).

  10.3 Letters dated June 17, 1987 and April 28, 1987 relating to the terms of the Lease Agreement listed as Exhibits 10.1 and 10.2 (filed as Exhibit 10.4 to the Report on Form 10-K for the year ended June 28, 1987 and incorporated herein by reference).

  10.4 Lease Agreement dated October 21, 1987 between egistrant and Crow-Spieker-Singleton #87 (filed as Exhibit 19.1 to the Report on Form 10-Q for the period ended December 27, 1987 and incorporated herein by reference).

  10.5 Lease Agreement dated July 10, 1989 between egistrant and Baja de Mar, S.A. de C.V. (filed as Exhibit 10.14 to the Report on Form 10-K for the year ended July 2, 1989 and incorporated herein by reference).

  10.6 Lease Agreement dated February 1, 1990 between Registrant and Eastlake Development Company (filed as Exhibit 19.1 to the Report on Form 10-Q for the period ended April 1, 1990 and incorporated hereby by reference).

  10.7 First Amendment dated September 26, 1990 to Lease Agreement listed as Exhibit 10.6 (filed as Exhibit 10.13 to the Report on Form 10-K for the year ended July 1, 1990 and incorporated herein by reference).

  10.8 Lease Agreement dated April 18. 1991 between Registrant and Britannia Developments, Inc. (filed as Exhibit 10.8 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference) and the First Amendment to the Lease Agreement dated February 13, 1992 between the Registrant and Britannia Developments, Inc.

  10.9 Settlement Agreement effective as of June 1, 1986 between Registrant and The BOC Group (portions with respect to which confidentiality has been requested were filed separately with the request for confidential treatment) (filed as Exhibit 10.4 to Amendment No. 3 to Form S-1 Registration Statement No. 33-8211, filed April 16, 1987 and incorporated herein by reference).

 10.10 Settlement Agreement dated as of December 15, 1986 between Registrant and Robert F. Shaw and related documents (filed as Exhibit 10.21 to Amendment No. 3 to Form S-1 Registration Statement No. 33-8211, filed April 16, 1987 and incorporated herein by reference).

*10.11 Registrant's 1982 Incentive Stock Option Plan, as amended (filed as Exhibit 10.16 to the Report on Form 10- K for the year ended June 26, 1988 and incorporated herein by reference), and forms of documents in connection with the 1982 Plan (filed as Exhibit 28.1 to Amendment No. 1 to Form S-8 Registration Statement No. 33-16590, filed August 31, 1987 and incorporated herein by reference).

*10.12           Registrant's 1985 Equity Incentive Plan, as amended filed as
                 Exhibit 10.22 to the Report on Form 10-K for the year ended July 1, 1990 and incorporated herein by reference) and forms of documents used in connection with the 1985 Plan (filed as Exhibit 10.22 to the Report on Form 10-K for the year ended July 1, 1990 and incorporated herein by reference).

*10.13 Registrant's 1988 Stock Option Plan for Non-Employee Directors and forms of documents used in connection with such Plan, as amended (filed as Exhibit 10.13 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).

*10.14 Registrant's 1991 Equity Incentive Plan (filed as Exhibit 10.14 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).

*10.15 Notice of Grant of Stock Options and Stock Option Grant Agreement dated March 30, 1988 between Registrant and Frederick
                 M. Grafton (filed as Exhibit 10.21 to the Report on Form 10-K for the year ended June 26, 1988 and incorporated herein by reference).

 10.16 Fourth Amended Registration Rights Agreement dated as of December 31, 1984, January 15, 1985, March 6, 1985, March 29,
                 1985 and April 19, 1985 between Registrant and certain purchasers of its securities (filed as Exhibit 10.15 to Form S-1 Registration Statement No. 33-8211, filed August 22, 1986 and incorporated herein by reference).

 10.17 Amendment to Fourth Amended Registration Rights Agreement listed as Exhibit 10.16 dated as of August 19, 1986 (filed as Exhibit 10.21 to Amendment No. 1 to Form S-1 Registration Statement No. 33-8211, filed September 10, 1986 and incorporated herein by reference).

 10.18 Second Amendment to Fourth Amended Registration Rights Agreement listed as Exhibit 10.16 dated as of December 24, 1986 (filed as Exhibit 10.20 to Amendment No. 3 to Form S-1 Registration Statement No. 33- 8211, filed April 16, 1987 and incorporated herein by reference).

*10.19 Indemnification Agreement dated as of June 17, 1986 between Registrant and Robert S. Smith (filed as Exhibit 10.16 to Form S-1 Registration Statement No. 33-8211, filed August 22, 1986, and incorporated herein by reference).

*10.20 Form of Indemnification Agreement entered into between Registrant and each of its directors, current officers and one former officer (filed as Exhibit 10.22 to Amendment No. 3 to Form S-1 Registration Statement No. 33-8211, filed April 16, 1987 and incorporated herein by reference).

 10.21 License Agreement between Registrant and Andros Analyzers Incorporated dated October 30, 1987 (portions with respect to which confidentiality has been requested were filed separately with the request for confidential treatment) (Filed as Exhibit
                 10.37 to the Report on Form 10-K for the year ended June 26, 1988 and incorporated herein by reference).

*10.22 Letter agreement between Registrant and Paul J. Malloy, dated September 11, 1989 (filed as Exhibit 10.18 to the Report on Form 10-K for the year ended July 2, 1989 and incorporated herein by reference), letter agreement between Registrant and James E. Corenman, dated May 19, 1989 (filed as Exhibit 10.19 to the Report on Form 10-K for the year ended July 2, 1989 and incorporated herein by reference), letter agreement and letter of indemnification between Registrant and Robert S. Smith dated August 5, 1989 (filed as Exhibit 10.20 to the Report on Form 10-K for the year ended July 2, 1989 and incorporated herein by reference), letter agreement between Registrant and Charles C. Wilson dated October 5, 1989 (filed as Exhibit 10.35 to the Report on Form 10-K for the period ended July 1, 1990 and incorporated herein by reference), letter agreement between Registrant and L. Jack Lloyd dated March 16, 1990 (filed as
                 Exhibit 10.36 to the Report on Form 10-K for the period ended July 1, 1990 and incorporated herein by reference) and letter agreement between Registrant and Tibor Foldvari dated June 27, 1990 (filed as Exhibit 10.37 to the Report on Form 10- K for the period ended July 1, 1990 and incorporated herein by reference).

*10.23 Agreement and General Release dated as of July 24, 1991 between Registrant and Lauren F. Yazolino (filed as Exhibit 10.23 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference) and the First Amendment to the Agreement and General Release dated May 1, 1992.

*10.24 Employment Agreement dated effective as of May 23, 1989 between Registrant and Virginia Perry, Vice President, Quality Assurance and Regulatory Affairs (filed as Exhibit 10.38 to the Report on Form 10-K for the period ended July 1, 1990 and incorporated herein by reference).

*10.25 Employment Agreement dated as of September 2, 1991 between Registrant and Theodore H. Toch, Vice President and General Manager, Instruments (filed as Exhibit 10.25 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).

 10.26 Agreement and Plan of Reorganization dated as of March 2, 1990 by and among Registrant, Nellcor Merger Corporation, Radiant Systems, Inc., Jeffrey J. Alholm and Edward Kleban and related Letter Agreement and Exchange Agreement (filed as Exhibits 19.2, 19.3 and 19.4 to the Report on Form 10-Q for the period ended April 1, 1990 and incorporated herein by reference).

 10.27 Buy-Sell Agreement for Rights and Products between Registrant and Colin Medical Instruments dated April 23, 1990, as amended July 24, 1990 (filed as Exhibit 10.34 to the Report on Form 10-K for the period ended July 1, 1990 and incorporated herein by reference).

 10.28 Amendment dated February 8, 1991 to the Buy-Sell Agreement for the Rights and Products listed as Exhibit 10.27 (filed as Exhibit 10.28 to the Report on Form 10-K for the period ended July 7, 1991 and incorporated herein by reference) and the Third Amendment dated June 1, 1992 to the Buy-Sell Agreement aforementioned.

 10.29 Stock Purchase Agreement dated August 12, 1991 among Registrant, EdenTec Corporation and the Stockholders and Optionholders of EdenTec Corporation and related Employment Agreements between Registrant and Edward Schuck and Bruce Bowman, respectively (filed as Exhibit 10.29 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).

 10.30 Asset Purchase Agreement dated September 20, 1991 among Registrant, Fenem, Inc., Carl Fehder, M.D. and Edward Nemerovsky (filed as Exhibit 10.30 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).

*10.31 Letter agreement dated November 1, 1992, regarding Offer of Employment between Registrant and David J. Illingworth (filed as Exhibit 10.31 to the Report on Form 10-K for the year ended July 4, 1993 and incorporated herein by reference).

      *10.32 Promissory Note secured by Deed of Trust, dated February 18, 1993 made by David J. Illingworth in favor of Registrant (filed as Exhibit 10.32 to the Report on Form 10-K for the year ended July 4, 1993 and incorporated herein by reference).

      *10.33 Separation Agreement and General Release between Registrant and Theodore H. Toch dated as of January 15, 1993 (filed as Exhibit 10.33 to the Report on Form 10-K for the year ended July 4, 1993 and incorporated herein by reference).

      *10.34 Separation Agreement and General Release between Registrant and Walter J. McBride dated as of March 9, 1993 (filed as Exhibit 10.34 to the Report on Form 10-K for the year ended July 4, 1993 and incorporated herein by reference).

      *10.35           Separation Agreement between Registrant and Robert M.
                       Johnson dated November 24, 1993 (filed as Exhibit 10.35 to the report on Form 10K for the year ended July 3, 1994 and incorporated herein by reference).

      *10.36 Agreement between Registrant and Virginia Perry dated March 16, 1994 (filed as Exhibit 10.36 to the report on Form 10K for the year ended July 3, 1994 and incorporated herein by reference).

      *10.37 Separation Agreement between Registrant and Julio Guardado dated May 16, 1994 (filed as Exhibit 10.37 to the report on Form 10K for the year ended July 3, 1994 and incorporated herein by reference).

      *10.38           Separation Agreement between Registrant and Patricia E.
                       Bashaw dated May 27, 1994 (filed as Exhibit 10.38 to the report on Form 10K for the year ended July 3, 1994 and incorporated herein by reference).

      *10.39 Agreement between Registrant and David L. Schlotterbeck dated June 13, 1994 (filed as Exhibit 10.39 to the report on Form 10K for the year ended July 3, 1994 and incorporated herein by reference).

      *10.40 Forms of Chief Executive Officer, Executive Officer and Key Employee Severance Agreements (filed as Exhibits 10.2, 10.3 and 10.4 to the Report on Form 10Q for the period ended January 1, 1995 and incorporated herein by reference).

      *10.41 Registrant's 1994 Equity Incentive Plan, as amended (filed as Exhibit 4.5 to Form S-8 Registration Statement No. 33-87490 and incorporated herein by reference).

      *10.42           Registrant's 1995 Merger Stock Incentive Plan (filed as
                       Exhibit 4.5 to Form S-8 Registration Statement No. 33-62465 and incorporated herein by reference).

       11.1            Statement of computation of Net Income per share.

       13.1            Excerpts from 1995 Annual Report to Stockholders.

       21.1 List of Subsidiaries (filed as Exhibit 21.1 to the Report on Form 10K for the year ended July 3, 1994 and incoroprated herein by reference).

       23.1            Consent of Independent Accountants (Price Waterhouse).
                       Reference is made to page S-1 hereof.

       27              Financial Data Schedule

-------
* An asterisk next to the number of an exhibit indicates that the exhibit is a management contract or compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K

         Form 8-K dated March 13, 1995, filed April 3, 1995, reporting (i) the acquisition of Pierre Medical by EdenTec Corporation, the Company's home health care subsidiary, and (ii) a $2.1 million equity investment by the Company in Heartstream, Inc. Each of these disclosures were pursuant to Item 5 ("Other Event").

         Form 8-K dated May 21, 1995, filed May 23, 1995, reporting the entering into by the Company and Puritan-Bennett Corporation of an Agreement and Plan of Merger dated as of May 21, 1995 pursuant to Item 5 ("Other Event").

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NELLCOR PURITAN BENNETT INCORPORATED


                                    By: /s/    C. Raymond Larkin, Jr.
                                       -------------------------------------
                                               C. Raymond Larkin, Jr.
                                       President and Chief Executive Officer

                                    Date:   September 29, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

           SIGNATURE                                TITLE                        DATE
           ---------                                -----                        ----

/s/ C. Raymond Larkin, Jr.
------------------------------        Director, President and Chief       September 29, 1995
    C. Raymond Larkin, Jr.            Executive Officer (Principal
                                      Executive Officer)

/s/   Burton A. Dole, Jr.
------------------------------        Director, Chairman of               September 29, 1995
      Burton A. Dole, Jr.             the Board

/s/    Michael P. Downey
------------------------------        Executive Vice President            September 29, 1995
       Michael P. Downey              and Chief Financial Officer
                                      (Principal Financial &
                                      Accounting Officer)

/s/  Robert J. Glaser, M.D.
------------------------------        Director                            September 29, 1995
     Robert J. Glaser, M.D.

/s/  Frederick M. Grafton
------------------------------        Director                            September 29, 1995
     Frederick M. Grafton

/s/    Donald L. Hammond
------------------------------        Director                            September 29, 1995
       Donald L. Hammond

/s/   Thomas A. McDonnell
------------------------------        Director                            September 29, 1995
      Thomas A. McDonnell

           SIGNATURE                   TITLE                 DATE
           ---------                   -----                 ----


/s/    Walter J. McNerney
------------------------------        Director         September 29, 1995
       Walter J. McNerney

/s/ Edwin E. van Bronkhorst
------------------------------        Director         September 29, 1995
    Edwin E. van Bronkhorst



                       CONSENT OF INDEPENDENT ACCOUNTANTS


         We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-16590, 33-25586, 33-25587, 33-32521, 33-38241,
33-45010, 33-87490, 33-87492, 33-87496, 33-62463, and 33-62465) of Nellcor
Incorporated of our report dated July 26, 1995, except as to Note 11, which is dated as of August 24, 1995, appearing on page 39 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K for the year ended July 2, 1995.

/s/ PRICE WATERHOUSE LLP


PRICE WATERHOUSE LLP
San Francisco, California
September 29, 1995