Form 10-Q
period 1995-10-01
NELLCOR PURITAN BENNETT INC
filed 1995-11-15
CIK 799290

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED October 1, 1995

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-14980

                      NELLCOR PURITAN BENNETT INCORPORATED
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           94-2789249
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)

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

                                Yes   X  No
                                    -----   -----

         Number of shares of Common Stock, $.001 par value, outstanding as of October 1, 1995 was 28,467,137.

================================================================================

                           Exhibit Index on Page 19

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NELLCOR PURITAN BENNETT INCORPORATED CONSOLIDATED BALANCE SHEET
(In thousands, unaudited)

ASSETS                                                                 October 1, 1995           July 2, 1995
                                                                       ---------------           ------------
Current assets:
         Cash and cash equivalents                                           $  93,252              $  78,444
         Marketable securities                                                  14,460                 65,039
         Accounts receivable, net of allowance for doubtful
          accounts of $2,418 ($2,610 at July 2, 1995)                          114,951                117,650
         Inventories                                                           104,588                 88,987
         Deferred income taxes and other current assets                         24,744                 26,580
                                                                             ---------              ---------

                 Total current assets                                          351,995                376,700
                                                                             ---------              ---------

Property and equipment, at cost                                                258,075                253,037
Accumulated depreciation                                                      (132,137)              (124,863)
                                                                             ---------              ---------

                 Net property and equipment                                    125,938                128,174
                                                                             ---------              ---------

Intangibles and other assets, net of accumulated amortization                   58,728                 71,330
                                                                             ---------              ---------
                                                                             $ 536,661              $ 576,204
                                                                             =========              =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
         Loans payable                                                          40,434                   --
         Accounts payable                                                    $  27,529              $  37,316
         Accrued liabilities:
          Payroll and payroll related                                           21,416                 25,286
          Warranty                                                               6,506                  4,195
          Merger and related costs                                              54,436                      0
          Other                                                                 18,804                 30,510
         Income taxes payable                                                     --                    5,727
                                                                             ---------              ---------

                 Total current liabilities                                     169,125                103,034
                                                                             ---------              ---------

Deferred compensation and pension                                               20,233                 19,303
Deferred revenue                                                                10,286                 10,895
Long-term obligations                                                           12,217                 76,367
                                                                             ---------              ---------

                       Total liabilities                                       211,861                209,599
                                                                             ---------              ---------

Stockholders' equity:
         Common stock, par value                                                13,236                 11,351
         Additional paid-in-capital                                            165,226                148,641
         Retained earnings                                                     181,203                241,416
         Accumulated translation adjustment                                       (254)                  (259)
         Notes receivable from stockholders                                         (5)                    (5)
         Unrealized loss on available-for-sale securities                          (67)                  --
         Treasury stock, at cost (1,148,000 shares)                            (34,539)               (34,539)
                                                                             ---------              ---------

                        Total stockholders' equity                             324,800                366,605
                                                                             ---------              ---------
                                                                             $ 536,661              $ 576,204
                                                                             =========              =========

See accompanying note

NELLCOR PURITAN BENNETT INCORPORATED CONSOLIDATED STATEMENT OF INCOME (In thousands, except per share amounts, unaudited)

                                                   For the Three Months Ended
                                               ----------------------------------
                                               October 1, 1995    October 2, 1994
                                               ---------------    ---------------
Net revenue                                          $ 156,250          $ 136,122
Cost of goods sold                                      77,583             69,453
                                                     ---------          ---------

         Gross profit                                   78,667             66,669

Operating expenses:
         Research
          and development                               12,196             11,245

         Selling, general
          and administrative                            44,607             41,986

         Merger and related costs                       92,618               --
                                                     ---------          ---------

                                                       149,421             53,231
                                                     ---------          ---------

Income (loss) from operations                          (70,754)            13,438
Interest income                                          1,856              1,025
Interest expense                                        (1,378)            (1,216)
Other income (expense), net                               (690)               857
                                                     ---------          ---------

Income (loss) before income taxes                      (70,966)            14,104
Provision for income taxes                             (11,664)             4,521
                                                     ---------          ---------

         Net Income (loss)                           $ (59,302)         $   9,583
                                                     =========          =========

Net income (loss) per common and
 common equivalent share                             $   (2.04)         $    0.35
                                                     =========          =========

Weighted average common
 and common equivalent
 shares used in the calculation
 of net income (loss) per share                         29,048             27,776
                                                     =========          =========

See accompanying note

NELLCOR PURITAN BENNETT INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, unaudited)

                                                                        For the Three Months Ended
                                                                   -----------------------------------
                                                                   October 1, 1995     October 2, 1994
                                                                   ---------------     ---------------
Cash flows from operating activities:
         Net income                                                       $(59,302)           $  9,583
         Adjustments to reconcile net income to cash
          provided by (used for) operating activities:
               Depreciation and amortization                                 7,797               7,443
               Merger and related costs                                     75,602                --
               Restructuring charges                                          --                (3,307)
               Deferred compensation and pensions                               19              (1,031)
               Gain on disposition of assets                                   (48)               (462)
               Deferred income taxes                                           102                (452)
                Increases (decreases) in cash flows, as a
                 result of changes in:
                   Accounts receivable                                       2,169               5,020
                   Inventories                                              (4,360)             (3,762)
                   Other current assets                                    (15,347)                333
                   Other assets                                              2,918                 148
                   Accounts payable                                         (9,856)             (4,550)
                   Accrued liabilities                                      (1,983)             (2,599)
                   Income taxes payable                                     (4,685)              3,834
                                                                          --------            --------
Cash provided by (used for) operating activities                            (6,974)             10,198
                                                                          --------            --------

Cash flows from investing activities:
         Capital expenditures                                               (5,165)             (6,611)
         Cash used to purchase securities held-to-maturity                    --                (2,002)
         Proceeds from sales of available-for-sale securities               31,295                --
         Proceeds from maturities of securities held-to-maturity            19,218              20,166
         Payments for purchases of companies,
          net of cash acquired                                              (4,923)             (2,000)
         Other                                                                --                   (15)
                                                                          --------            --------
Cash provided by investing activities                                       40,425               9,538
                                                                          --------            --------

Cash flows from financing activities:
         Proceeds from the issuance of common stock under the
          Company's stock plans and related tax benefits,
          net of notes receivable from stockholders                          9,901               6,348
         Repayment of long-term obligations                                (64,700)               --
         Additions to loans payable                                         40,000                 707
         Dividends paid to stockholders                                       --                  (372)
         Purchase of treasury shares                                          --                (2,292)
                                                                          --------            --------
Cash provided by (used for) financing activities                           (14,799)              4,391
                                                                          --------            --------

Effect of exchange rate changes on cash balances                              (216)                134
                                                                          --------            --------

Increase in cash and cash equivalents                                       18,436              24,261

Cash and cash equivalents at the beginning of the period                    74,816              68,876
                                                                          --------            --------
Cash and cash equivalents at the end of the period                        $ 93,252            $ 93,137
                                                                          ========            ========

NELLCOR PURITAN BENNETT INCORPORATED NOTE TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

General. The consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of Nellcor Puritan Bennett Incorporated (the Company) as of the end of and for the periods indicated.

On August 25, 1995, the Company consummated its merger with Puritan-Bennett Corporation (see Merger with Puritan-Bennett below). The merger was intended to qualify as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the consolidated financial statements present, for all periods, the combined financial results of Nellcor Incorporated (Nellcor) and Puritan-Bennett Corporation (Puritan-Bennett).

Comparative historical financial information presented represents the combination of the historical financial data from Nellcor's fiscal year ended July 2, 1995, and Puritan-Bennett's fiscal year ended January 31, 1995. Thus, the Company's consolidated balance sheet as of July 2, 1995 combines Nellcor's balance sheet as of the end of its fiscal 1995, July 2, 1995, with Puritan-Bennett's balance sheet as of the end of its fiscal 1995, January 31, 1995. The Company's consolidated balance sheet as of July 2, 1995 also reflects an adjustment to reduce Puritan-Bennett's valuation allowance provided for its deferred tax assets based on the combined income from operations of Nellcor and Puritan-Bennett as required by Statement of Financial Accounting Standard No.
109. The effect of this adjustment was to increase deferred tax assets and retained earnings, as presented herein, by $8.7 million.

The Company's consolidated statements of income and cash flows for the three months ended October 2, 1994 combine the financial results of Nellcor's first quarter of fiscal 1995, the three months ended October 2, 1994, with Puritan-Bennett's first quarter of fiscal 1995, the three months ended April 30, 1994.

The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in Nellcor's and Puritan-Bennett's 1995 Annual Reports to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The Company believes the information included in the report on Form 10-Q, when read in conjunction with the consolidated financial statements and related notes thereto included in Nellcor's and Puritan-Bennett's 1995 Annual Reports to Stockholders, is not misleading.

The results of operations for the three month period ended October 1, 1995 are not necessarily indicative of operating results for the full fiscal year.

Inventories. Inventories are stated at the lower of cost or market (net realizable value). Prior to the merger with Nellcor, Puritan-Bennett recorded the cost of the majority of its inventory using the Last In, First Out (LIFO) method of accounting. During the first quarter of fiscal 1996, the Company changed the accounting for these inventories such that all of the Company's inventory is now recorded at cost using the First In, First Out method. The effect of this change in accounting principle was not material to the Company's financial position or results of operations for any period presented.

Interim and year-end inventory balances for the Company were as follows (in thousands):

                                             October 1, 1995        July 2, 1995
                                             ---------------        ------------
            Raw materials                           $ 56,967            $ 47,518
            Work-in process                            8,247              10,589
            Finished goods                            39,374              30,880
                                                    --------            --------
                                                    $104,588            $ 88,987

Statement of Cash Flows. The Company paid income taxes of approximately $4.8 million in the three months ended October 1, 1995, and received a refund of $0.3 million in the three months ended October 2, 1994.

Property and equipment. Depreciation expense was approximately $6.0 million in the first three months of fiscal 1996 and $5.3 million in the first three months of fiscal 1995.

Marketable securities. As of October 2, 1995, the Company was carrying available-for-sale marketable securities with a market value of $14.5 million. Available-for-sale marketable securities are securities which the Company does not intend to hold to maturity. The Company's marketable securities, generally, are in high quality government, municipal, and corporate obligations with original maturities of up to two years.

During the first quarter of fiscal 1996, the Company transferred all marketable securities which had been classified as held-to-maturity as of July 2, 1995, to available-for-sale. The marketable securities which were transferred to available-for-sale were government and corporate issued debt securities with an amortized cost of $41.4 million, of which $31.2 million of these securities were subsequently sold during the quarter, generating a realized gain of $80,000. The Company continues to hold the remainder of these securities. The decision to classify all of the Company's marketable securities as available-for-sale was due entirely to the Company's merger with Puritan-Bennett during the quarter and the significant cash outlays which are expected to be made as part of effecting the combination of these two companies.

The market value, amortized cost, and gross unrealized gains and losses of the Company's marketable securities at October 2, 1995, are summarized below (in thousands). The market value of marketable securities is based upon quoted market prices.

                                                              Gross          Gross
                                               Amortized    Unrealized     Unrealized     Market
 Marketable Securities                            Cost        Gains          Losses        Value
 ---------------------                         ---------    ----------     ----------     ------
      AVAILABLE-FOR-SALE:
Debt securities issued by the U.S.
  Treasury and other U.S. government
  corporations and agencies                     $10,166      $     7        $    (7)      $10,166

Mortgage backed securities                      $ 4,361           14            (81)        4,294
                                                -------      -------        -------       -------

         Marketable securities                  $14,527      $    21        $   (88)      $14,460
                                                -------      -------        -------       -------

The difference between the amortized cost and market value of the Company's marketable securities at October 2, 1995, a net unrealized loss of $67,000, is carried as a separate component of stockholders' equity under the caption "Unrealized loss on available-for-sale securities."

Merger with Puritan-Bennett. On August 24, 1995, the merger of Nellcor and Puritan-Bennett was approved by stockholders of both companies. On August 25, the merger was consummated, and the newly combined company was renamed Nellcor Puritan Bennett. Under the terms of the merger agreement, Puritan-Bennett shareholders received .88 of a share of the Company's common stock for each Puritan-Bennett share, resulting in the Company issuing approximately 11.5 million shares, valued at approximately $600 million based upon the closing price of the Company's common stock on August 25, 1995. Additionally, outstanding options to acquire Puritan-Bennett common stock were converted to options to acquire approximately 500,000 shares of the Company's common stock.

Puritan-Bennett develops, manufactures, and markets ventilators, oxygen delivery systems, home sleep diagnostic and therapeutic equipment, and certain complementary products such as medical gases, gas-related equipment, and spirometers. Puritan-Bennett reported revenue of $336.0 million and net income of $8.4 million for its fiscal 1995 ended January 31, 1995.

The merger was intended to qualify as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the consolidated financial statements present, for all periods, the combined financial results of Nellcor and Puritan-Bennett. The consolidated statement of income for the three months ended October 2, 1994, combines the financial results of Nellcor's first quarter of fiscal 1995, the three months ended October 2, 1994, with Puritan-Bennett's financial results for its first quarter of fiscal 1995, the three months ended April 30, 1994. Adjustments made to conform the accounting policies of Nellcor and Puritan-Bennett were immaterial. Separate results for each of Nellcor's and Puritan-Bennett's first quarter of fiscal 1995, and combined results for the three months ended October 2, 1994, were as follows (in thousands):

                                      Nellcor       Puritan-Bennett       Combined
Three months ended:               October 2, 1994   April 30, 1994    October 2, 1994
-------------------               ---------------   ---------------   ---------------
Revenue                               $ 55,714         $ 80,408           $136,122
-------------------------------------------------------------------------------------
Net Income                            $  5,859         $  3,724           $  9,583
-------------------------------------------------------------------------------------

In connection with the merger, the Company recorded one-time merger and related costs during the quarter of $92.6 million. Included in this charge were provisions for merger transaction costs ($13.7 million), costs to combine and integrate operations ($53.8 million), certain intangible asset write-downs ($19.6 million), and other merger related costs ($5.5 million). The merger transaction costs include expenses for investment banker and professional fees, and other costs associated with completing the transaction. The costs to combine and integrate operations include provisions for severance and severance-related costs, facilities consolidations and other integration costs. The write-down of certain intangible assets, primarily goodwill associated with prior acquisitions made by both companies, results from the effect that certain integration decisions have had upon the future realization of these assets.

Of the $92.6 million in merger and related costs which were accrued, approximately $38.2 million was utilized during the first quarter of fiscal 1996, primarily associated with the write-down of certain intangible assets to their net realizable value ($19.6 million) and the payment of merger transaction costs ($11.8 million). The remaining merger and related costs accrued liability balance at October 2, 1995, of $54.4 million, is expected to be substantially utilized by the end of 1996.

Acquisition of Melville Software Ltd. On August 23, 1995, Nellcor Puritan Bennett's EdenTec subsidiary acquired for $4.9 million in cash, Melville Software Ltd. (Melville), a privately held Canadian company that manufactures and markets sleep diagnostic products used primarily in sleep labs. In the event that certain profitability levels are achieved over the next three fiscal years, additional compensation totalling $1.0 million would be payable to the former principal stockholders of Melville who continue to manage the company. Such amounts will be expensed when, and if, earned.

The acquisition of Melville has been accounted for as a purchase and, accordingly, Melville's results are included in the Company's financial statements subsequent to the acquisition date. The pro forma effect of Melville upon the Company's results of operations for the quarter is immaterial.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - QUARTER AND PERIOD ENDED OCTOBER 1, 1995, COMPARED WITH THE QUARTER AND PERIOD ENDED OCTOBER 2, 1994.

The Company reported a net loss for the first quarter of fiscal 1996 of $59.3 million, or ($2.04) per share. The Company's results for the quarter reflect one-time merger and related costs of $92.6 million, ($2.55) per share, associated with the merger of Nellcor and Puritan-Bennett. Excluding the effect of these nonrecurring charges, net income for the first quarter of fiscal 1996 was $14.7 million, $0.51 per share, a 53 percent increase over combined net income of $9.6 million, $0.35 per share, for the first quarter of fiscal 1995.

The Company's net revenue for the first quarter of fiscal 1996 increased to $156.3 million from combined net revenue of $136.1 million for the first quarter of fiscal 1995. The increase in net revenue principally resulted from higher sales across the Company's home care and hospital businesses. Sales of the Company's products into international markets were also particularly strong during the quarter.

Home care business sales, which include the oxygen therapy, gas products and spirometry group; the sleep and respiratory support systems group; and the Aero systems group, increased 21 percent to $63.0 million from $52.2 million for the same period last year due primarily to higher sales across all the product groups, and the first full quarter of revenue from the Company's recently acquired Pierre Medical subsidiary. Revenue increased significantly within the oxygen therapy, gas products and spirometry group as a result of higher cryogenic equipment and gas product sales. The increase in cryogenic equipment sales was due primarily to strong product demand in the quarter as well as production disruptions in the prior year, which created higher order backlog levels in the first quarter of fiscal 1995. Gas product sales were higher principally as a result of the addition of two new gas branches and increased ethylene oxide sales, which were lower in the first quarter of fiscal 1995, in part, due to the imposition of a new environmental tax beginning in that quarter. Sales within the Aero systems group increased significantly due primarily to higher revenue from the replacement of passenger service units in existing aircraft and continued growth in sales of the Sweep-on(R) 2000 inflatable harness crew mask.

Hospital business sales, which include the oximetry, ventilator and clinical information systems product lines, increased 11 percent to $93.3 million from $83.9 million for the same period last year. The increase in hospital business revenue was due primarily to higher sales of oximetry products and CliniVision(R) respiratory care management information systems, which are now installed in more than 125 U.S. hospitals. Oximetry product revenue increased due primarily to higher oximetry sensor volumes, partially offset by slightly lower oximetry sensor pricing.

International revenue increased 26 percent to $49.2 million from $39.0 million for the first quarter of fiscal 1995. International revenue growth was strongest in the Company's Asia Pacific and European regions, where growth rates exceeded 20 and 35 percent, respectively. Favorable foreign currency exchange rates accounted for 7 percentage points of the international revenue growth during the first quarter.

During the quarter, the Company announced its intention to substantially reduce its future investment in the HealthQuiz(TM) product line. This decision was reached as a result of the merger of Nellcor and Puritan-Bennett, and the desire to refocus on the newly combined company's core strategy of providing products for the respiratory-impaired patient. The Company is continuing to look at third-party opportunities for this product.

Gross profit as a percentage of net revenue for the first quarter of fiscal 1996 was 50 percent compared to 49 percent for the same period last year due primarily to the favorable effect which foreign currency exchange rates had upon revenue, and a slight shift in mix to higher margin oximetry and sleep products.

Operating expenses for the first quarter of fiscal 1996 reflect the effect of one-time merger and related costs of $92.6 million associated with the merger of Nellcor and Puritan-Bennett. Included in this charge were provisions for merger transaction costs ($13.7 million), costs to combine and integrate operations ($53.8 million), certain intangible asset write-downs ($19.6 million), and other merger related costs ($5.5) million. The merger transaction costs include expenses for investment banker and professional fees, and other costs associated with completing the transaction. The costs to combine and integrate operations include provisions for severance and severance-related costs, facilities consolidations and other integration costs. The write-down of certain intangible assets, primarily goodwill associated with prior acquisitions made by both companies, results from the effect that certain integration decisions have had upon the future realization of these assets.

Operating expenses for the first quarter of fiscal 1996 decreased to 36 percent of net revenue from 39 percent for the first quarter last year, exclusive of the effect of the one-time merger and related charges.

Research and development expenses at 8 percent of net revenue were comparable to the first quarter of fiscal 1995. Research and development expenses increased in absolute dollars primarily due to higher monitoring and ventilator systems development costs. For the first quarter of fiscal 1996, selling, general, and administrative expenses decreased to 28 percent of net revenue from 31 percent for the same period in fiscal 1995. Selling, general, and administrative expenses increased in absolute dollars in the first quarter of fiscal 1995 due primarily to the unfavorable effect foreign currency exchange rates had upon international operating expenses as well as increased funding of the Company's profit sharing and bonus programs, partially offset by the favorable effect which Puritan-Bennett's fourth quarter fiscal 1995 workforce reduction program has had upon operating expenses.

Liquidity and Capital Resources

At October 2, 1995, the Company had cash, cash equivalents and marketable securities of approximately $107.7 million compared to $143.5 million at the end of fiscal 1995.

Operating activities provided positive cash flows of approximately $10.0 million during the first three months of fiscal 1996, exclusive of merger related cash outlays. Of the $92.6 million in merger and related charges which were recorded, approximately $17.0 million resulted in a cash outlay during the quarter. The remainder of the merger and related charges of $75.6 million was a significant non-cash operating activity during the period.

Sales and maturities of marketable securities were significant investing activities during the first three months of fiscal 1996. Additionally, in August, 1995, Nellcor Puritan Bennett's EdenTec subsidiary acquired for $4.9 million in cash, Melville Software Ltd. (Melville), a privately held Canadian company that manufactures and markets sleep diagnostic products used primarily in sleep labs. In the event that certain profitability levels are achieved over the next three fiscal years, additional compensation totalling $1.0 million would be payable to the former principal stockholders of Melville who continue to manage the company. Such amounts will be expensed when, and if, earned.

Shares of Nellcor Puritan Bennett common stock issued under the Company's stock option plans were significant sources of cash from financing activities for the first three months of fiscal 1996. Additionally, the Company retired approximately $64.7 million of the debt that it assumed as part of its merger with Puritan-Bennett. The debt was retired using $24.7 million of the Company's cash and $40 million drawn from the Company's credit facility. As of October 2, 1995, the Company was carrying $40.4 million in current loans payable and $12.2 million in long-term obligations.

The Company's inventories have increased to $104.6 million at October 2, 1995, from $89.0 million at July 2, 1995. Much of the increase in inventory occurred during the eight month period comprising the Puritan-Bennett portion of this comparison, the period from February 1, 1995 to October 1, 1995. The increase in Puritan-Bennett inventory was due primarily to production levels across several product lines which exceeded customer demands, and, in part, resulted from inventory build-ups associated with new product introductions within the sleep and respiratory support systems group.

The Company anticipates that current capital resources combined with cash generated from operating activities will be sufficient to meet its liquidity and capital expenditure requirements at least through the end of fiscal 1996. As the Company continues to combine and integrate operations as part of its merger with Puritan-Bennett, it is expected that costs associated with the merger, as well as other merger related cash outlays, will continue to contribute to a net reduction in the Company's cash and cash equivalents and marketable securities during fiscal 1996. The Company may continue to use debt to fund certain capital and other strategic opportunities when deemed necessary and financially advantageous.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

In July 1995, the U.S. Federal District Court in Delaware issued a decision in favor of the Company, ruling that four key oximeter and sensor technology patents are valid and would be infringed by Ohmeda, if Ohmeda sold either its adult or neonatal OxyTip sensors for use with non-Ohmeda monitors. BOC has filed notice of its intention to appeal the decision of the court.

The Company filed a motion in July 1995 requesting an amendment to the Court's judgment to issue an injunction against BOC to enjoin BOC from infringing the patents. The Court denied the motion in October, 1995.

Except as noted above, neither the Company nor any of its subsidiaries is involved in any material pending litigation other than ordinary routine proceedings incident to their business.

ITEM  4.    Submission of matters to a Vote of Security Holders.

a) A special meeting of stockholders was held on August 24, 1995. Four items were the subject of the meeting: (i) approval of the issuance of Company common stock in connection with the merger of Nellcor and Puritan-Bennett;
      (ii) approval of an amendment to Nellcor's Restated Certificate of Incorporation to change its name to Nellcor Puritan Bennett; (iii) approval of the Company's 1995 Merger Stock Incentive Plan; and (iv) approval of amendment to the Company's 1994 Equity Incentive Plan to increase the number of shares of Company common stock available for issuance under the plan from 1,500,000 shares to 2,500,000 shares.

      (i) Approval of issuance of Company common stock in connection with the merger of Nellcor and Puritan-Bennett

                                                        Broker
         For               Against       Abstain       Non-Votes
         ---               -------       -------       ---------
         10,821,049        14,960        15,665        2,094,884

         (ii) Approval of Name Change

         For               Against       Abstain
         ---               -------       -------
         12,874,065        56,951        15,542

         (iii) Approval of 1995 Merger Stock Incentive Plan

                                                        Broker
         For               Against       Abstain       Non-Votes
         ---               -------       -------       ---------
         10,674,447        121,005       56,272        2,094,834

      (iv) Approval of Amendment to 1994 Equity Incentive Plan

                                                        Broker
         For               Against       Abstain       Non-Votes
         ---               -------       -------       ---------
         10,243,844        639,483       50,759        2,012,472


b) The Company's annual meeting of stockholders was held on October 19, 1995. Three items were the subject of the meeting: (i) the election of directors; (ii) approval of the 1995 Employee Stock Participation Plan; and (iii) the ratification of the selection of Price Waterhouse as the Company's independent public accountants for fiscal year 1996.

      The following directors were elected at the meeting for one-year terms:
      Burton A. Dole, Jr., Robert J. Glaser, M.D., Frederick M. Grafton, Donald
      L. Hammond, C. Raymond Larkin, Jr., Risa J. Lavizzo-Mourey, M.D., Thomas
      A. McDonnell, Walter J. McNerney and Edwin E. van Bronkhorst. Messrs. Glaser, Grafton, Hammond, Larkin, McNerney and van Bronkhorst are continuing directors. Mr. Dole and Mr. McDonnell were appointed to the board of directors of the Company in August 1995 and were nominated for re-election to the board pursuant to the Agreement and Plan of Merger between Nellcor and Puritan-Bennett. Dr. Lavizzo-Mourey was nominated for election to the board of directors pursuant to the terms of the Agreement and Plan of Merger between Nellcor and Puritan-Bennett.

      (i) Election of Directors

                                                       For               Against
                                                       ---               -------
Burton A. Dole, Jr                                  24,999,615            51,119
Robert J. Glaser, M.D                               25,026,291            51,119
Frederick M. Grafton                                25,033,482            51,119
Donald L. Hammond                                   25,033,414            51,119
C. Raymond Larkin, Jr                               25,029,943            51,119
Risa J. Lavizzo-Mourey, M.D                         25,026,249            51,119
Thomas A. McDonnell                                 25,030,498            51,119
Walter J. McNerney                                  25,028,415            51,119
Edwin E. van Bronkhorst                             25,027,851            51,119


      (ii) Approval of 1995 Employee Stock Participation Plan

                                                               Broker
      For                   Against          Abstain          Non-Votes
      ---                   -------          -------          ---------
      24,130,894            624,636          78,220            243,358

      (iii) Ratification of Price Waterhouse as the Company's independent public accountants for fiscal year 1996.

      For                   Against          Abstain
      ---                   -------          -------
      25,031,840             16,013           29,255

ITEM 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits.

          Exhibit
             No.                           Description of Exhibit
          -------                          ----------------------
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

            3.1       Restated Certificate of Incorporation of Registrant.

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

            4.1       Rights Agreement, dated as of September 1, 1992, between
                      Registrant and The First National Bank of Boston, as
                      Rights Agent (incorporated by reference to Exhibit 2.1 of
                      Amendment No. 1 to the Registrants' Registration Statement on Form 8-A filed with the Commission on July 13, 1995).
                      Reference is also made to Exhibits 3.1, 3.2 and 3.3.

            4.2 Credit Agreement, dated as of November 16, 1994, entered into by Registrant, the Banks Named Therein and ABN AMRO
                      Bank N.V., San Francisco International Branch, as Agent
                      (filed as Exhibit 10.1 to the Report on Form 10-Q for the period ended January 1, 1995 and incorporated herein by reference).

            4.3 Long-term debt instruments of the Company in amounts not exceeding 10% of the total assets of the Company and its Subsidiaries on a consolidated basis will be furnished to the Commission upon request.

           10.1       Employment Agreement between Puritan-Bennett and Burton A.
                      Dole, Jr. dated April 25, 1980 (filed as an exhibit to
                      Puritan-Bennett's annual report on Form 10K for fiscal year 1994 and incorporated herein by reference).

         *10.2        Employment Agreement and Separation Agreement between the
                      Company and Burton A. Dole, Jr. dated August 18, 1995.

         *10.3        Employment Agreement between the Company and John H.
                      Morrow dated August 25, 1995.

         *10.4 Puritan-Bennett Restated Deferred Compensation Plan (filed as an exhibit to Puritan-Bennett's annual report on Form
                      10K for fiscal year 1994 and incorporated herein by reference).

         *10.5        First Amendment to the Restated Puritan-Bennett Deferred
                      Compensation Plan (filed as an exhibit to Puritan-
                      Bennett's quarterly report on Form 10Q for its fiscal quarter October 31, 1994 and incorporated herein by reference).

         *10.6        Amended and restated Puritan-Bennett Retirement Plan for
                      Non-Employee Directors (filed as an exhibit to Puritan-Bennett's quarterly report on Form 10Q for its fiscal quarter September 30, 1991 and incorporated herein by reference).

         *10.7        Amendment to the Puritan-Bennett Retirement Plan for
                      Non-Employee Directors (filed as an exhibit to Puritan-
                      Bennett's quarterly report on Form 10Q for its fiscal quarter October 31, 1994 and incorporated herein by reference).

         *10.8        Promissory note, dated December 19, 1991, between
                      Puritan-Bennett and Robert L. and Melanie M. Doyle (filed as an exhibit to Puritan-Bennett's annual report on Form
                      10K for fiscal year 1991 and incorporated herein by reference).

         *10.9 Form of Indemnification Agreement between Puritan-Bennett and each of its directors (filed as an exhibit to Puritan-Bennett's annual report on Form 10K for fiscal year 1991 and incorporated herein by reference).

         *10.10       Pension Benefit Make Up Plan (filed as an exhibit to
                      Puritan-Bennett's quarterly report on Form 10Q for its fiscal quarter July 31, 1994 and incorporated herein by reference).

         *10.11       First Amendment to the Puritan-Bennett Pension Benefit
                      Make Up Plan (filed as an exhibit to Puritan-Bennett's quarterly report on Form 10Q for its fiscal quarter
                      October 31, 1994 and incorporated herein by reference).

         *10.12       Executive Agreement, dated November 7, 1994, between
                      Robert L. Doyle and Puritan-Bennett (filed as an exhibit to Puritan-Bennett's quarterly report on Form 10Q for its fiscal quarter October 31, 1994 and incorporated herein by reference).

         *10.13       Executive Agreement, dated November 7, 1994, between
                      Thomas E. Jones and Puritan-Bennett (filed as an exhibit to Puritan-Bennett's quarterly report on Form 10Q for its fiscal quarter October 31, 1994 and incorporated herein by reference).

         *10.14       Executive Agreement, dated November 7, 1994, between
                      Alexander R. Rankin and Puritan-Bennett (filed as an exhibit to Puritan-Bennett's quarterly report on Form 10Q for its fiscal quarter October 31, 1994 and incorporated herein by reference).

         *10.15       Executive Agreement, dated November 7, 1994, between David
                      P. Niles and Puritan-Bennett (filed as an exhibit to Puritan-Bennett's quarterly report on Form 10Q for its fiscal quarter October 31, 1994 and incorporated herein by reference).

         *10.16       Severance Agreement, dated November 7, 1994, between Lee
                      A. Robbins and Puritan-Bennett (filed as an exhibit to Puritan-Bennett's quarterly report on Form 10Q for its fiscal quarter October 31, 1994 and incorporated herein by reference).

         *10.17       Severance Agreement, dated November 7, 1994, between Derl
                      S. Treff and Puritan-Bennett (filed as an exhibit to Puritan-Bennett's quarterly report on Form 10Q for its fiscal quarter October 31, 1994 and incorporated herein by reference).

         *10.18       Company's Merger Incentive Plan

         *10.19       Company's Retention Compensation Plan

         *10.20       Promissory Note secured by Deed of Trust, dated November
                      16, 1994 made by Kenneth Sumner in favor of the Company.

         *10.21       Promissory Note secured by Deed of Trust, dated
                      October 5, 1995 made by Russell Hays in favor of the Company.

         *10.22       Puritan-Bennett Supplemental Retirement Benefit Plan
                      (filed as an exhibit to Puritan-Bennett's annual report on Form 10K for fiscal year 1985 and incorporated herein by reference).

         *10.23       First Amendment to the Puritan-Bennett Supplemental
                      Retirement Benefit Plan (filed as an exhibit to Puritan-
                      Bennett's quarterly report on Form 10Q for its fiscal quarter July 31, 1994 and incorporated herein by reference).

         *10.24       Second Amendment to the Puritan-Bennett Supplemental
                      Retirement Benefit Plan (filed as an exhibit to Puritan-
                      Bennett's quarterly report on Form 10Q for its fiscal quarter July 31, 1994 and incorporated herein by reference).

         *10.25       Third Amendment to the Puritan-Bennett Supplemental
                      Retirement Benefit Plan (filed as an exhibit to Puritan-
                      Bennett's quarterly report on Form 10Q for its fiscal quarter October 31, 1994 and incorporated herein by reference).

         *10.26       SERP Agreement, dated November 7, 1994, between Burton A.
                      Dole Jr. and Puritan-Bennett (filed as an exhibit to Puritan-Bennett's quarterly report on Form 10Q for its fiscal quarter October 31, 1994 and incorporated herein by reference).

         *10.27       SERP Agreement, dated August 25, 1995, for the benefit of
                      John H. Morrow.

         11.1         Statement of computation of Net Income per share.

           27         Financial Data Schedule

----
* An asterisk next to the number of an exhibit indicates that the exhibit is a management contract or compensatory plan or arrangement.

b)       Reports on Form 8-K.

         Form 8-K dated July 11, 1995, filed August 2, 1995, announcing under
         Item 5 ("Other Events") that the U.S. Federal District Court in Delaware had issued a decision in favor of the Company, ruling that four key oximeter and sensor technology patents are valid and would be infringed by Ohmeda Inc., a subsidiary of BOC Health Care Inc., if Ohmeda sold either its adult or neonatal OxyTip sensors for use with non-Ohmeda monitors. BOC Health Care had filed the suit in December 1992, seeking a declaratory judgment that Nellcor's patents were invalid and would not be infringed.

         Form 8-K dated July 27, 1995, filed August 23, 1995, reporting under
         Item 5 ("Other Events") the Company's financial results for its 1995 fiscal year ended July 2, 1995.

         Form 8-K dated August 25, 1995, filed September 8, 1995, reporting the consummation of the merger between Nellcor and Puritan-Bennett pursuant to Item 2 ("Acquisition or Disposition of Assets").

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                            NELLCOR PURITAN BENNETT INCORPORATED



DATED    November 14, 1995                  By /s/ Michael P. Downey
      --------------------                     -------------------------
                                            Michael P. Downey
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX


                                                                                     Page
 Exhibit No.                           Description                          Location in Form 10-Q
 -----------                           -----------                          ---------------------
     3.1              Company's Restated Certificate of Incorporation                 20
     10.2             Employment and Separation between Company and                   29
                      Burton A. Dole, Jr.
     10.3             Employment Agreement between the Company and John               53
                      H. Morrow
    10.18             Company's Merger Incentive Plan                                 73
    10.19             Company's Retention Compensation Plan                           76
    10.20             Promissory Note made by Kenneth Sumner in favor of              79
                      the Company
    10.21             Promissory Note made by Russell Hays in favor of                81
                      the Company
    10.27             SERP Agreement for John H. Morrow                               83
     11.1             Statement of computation of net income per share                90
      27              Financial Date Schedule                                         91