Form 10-Q
period 1995-12-31
NELLCOR PURITAN BENNETT INC
filed 1996-02-14
CIK 799290

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED December 31, 1995
                                       OR
          / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-14980

                      NELLCOR PURITAN BENNETT INCORPORATED
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    94-2789249
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)


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

                               Yes /X/ No/ /

         Number of shares of Common Stock, $.001 par value, outstanding as of December 31, 1995 was 28,466,843.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NELLCOR PURITAN BENNETT INCORPORATED
CONSOLIDATED BALANCE SHEET
(In thousands, unaudited)

                                                                December 31, 1995    July 2, 1995
                                                                -----------------    ------------
ASSETS
Current assets:
         Cash and cash equivalents                                   $  60,003        $  78,444
         Marketable securities                                           5,246           65,039
         Accounts receivable, net of allowance for doubtful
           accounts of $2,397 ($2,610 at July 2, 1995)                 122,287          117,650
         Inventories                                                   108,716           88,987
         Deferred income taxes and other current assets                 25,607           26,580
                                                                     ---------        ---------

                  Total current assets                                 321,859          376,700
                                                                     ---------        ---------

Property and equipment, at cost                                        260,247          253,037
Accumulated depreciation                                              (135,544)        (124,863)
                                                                     ---------        ---------

                  Net property and equipment                           124,703          128,174
                                                                     ---------        ---------

Intangibles and other assets, net of accumulated amortization           58,314           71,330
                                                                     ---------        ---------

                                                                     $ 504,876        $ 576,204
                                                                     =========        =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
         Loans payable                                               $  10,406               --
         Accounts payable                                               28,417        $  37,316
         Accrued liabilities:
           Payroll and payroll related                                  21,634           25,286
           Warranty                                                      5,939            4,195
           Merger and related costs                                     46,625               --
           Other                                                        19,402           30,510
         Income taxes payable                                              388            5,727
                                                                     ---------        ---------

                  Total current liabilities                            132,811          103,034
                                                                     ---------        ---------

Deferred compensation and pension                                       17,527           19,303
Deferred revenue                                                        10,758           10,895
Long-term obligations                                                    7,589           76,367
                                                                     ---------        ---------

                       Total liabilities                               168,685          209,599
                                                                     ---------        ---------

Stockholders' equity:
         Common stock, par value                                        13,237           11,351
         Additional paid-in-capital                                    170,844          148,641
         Retained earnings                                             199,140          241,416
         Accumulated translation adjustment                               (488)            (259)
         Notes receivable from stockholders                                 (5)              (5)
         Net unrealized loss on available-for-sale securities              (26)              --
         Treasury stock, at cost (1,357,000 shares at
          December 31, 1995; 1,148,000 shares at July 2, 1995)         (46,511)         (34,539)
                                                                     ---------        ---------

                        Total stockholders' equity                     336,191          366,605
                                                                     ---------        ---------
                                                                     $ 504,876        $ 576,204
                                                                     =========        =========

See accompanying note

NELLCOR PURITAN BENNETT INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts, unaudited)

                                           For the Three Months Ended           For the Six Months Ended
                                           ----------------------------      ------------------------------
                                           December 31,      January 1,      December 31,        January 1,
                                                   1995            1995              1995              1995
                                           ------------      ----------      ------------      ------------
Net revenue                                 $ 162,615        $ 148,010        $ 318,864        $ 284,132
Cost of goods sold                             79,371           73,673          156,955          143,126
                                            ---------        ---------        ---------        ---------


         Gross profit                          83,244           74,337          161,909          141,006

Operating expenses:
         Research
           and development                     12,236           11,921           24,432           23,166

         Selling, general
           and administrative                  44,717           43,707           89,322           85,693

         Merger and related costs                  --               --           92,618               --
                                            ---------        ---------        ---------        ---------


                                               56,953           55,628          206,372          108,859
                                            ---------        ---------        ---------        ---------


Income (loss) from operations                  26,291           18,709          (44,463)          32,147
Interest income                                 1,335            1,783            3,191            2,808
Interest expense                               (1,254)          (1,479)          (2,632)          (2,695)
Other income (expense), net                       428              (27)            (262)             830
                                            ---------        ---------        ---------        ---------


Income (loss) before income taxes              26,800           18,986          (44,166)          33,090
Provision for income taxes                      8,577            6,259           (3,087)          10,780
                                            ---------        ---------        ---------        ---------


         Net Income (loss)                  $  18,223        $  12,727        $ (41,079)       $  22,310
                                            =========        =========        =========        =========



Net income (loss) per common and
  common equivalent share                   $    0.62        $    0.45        $  (1.41)        $    0.80
                                            =========        =========        =========        =========




Weighted average common
  and common equivalent
  shares used in the calculation
  of net income (loss) per share               29,466           28,013           29,212           27,865
                                            =========        =========        =========        =========





See accompanying note

NELLCOR PURITAN BENNETT INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, unaudited)

                                                                                            For the Six Months Ended
                                                                                  --------------------------------------
                                                                                  December 31, 1995      January 1, 1995
                                                                                  -----------------      ---------------
Cash flows from operating activities:
         Net income (loss)                                                          $(41,079)            $ 22,310
         Adjustments to reconcile net income (loss) to cash
           provided by (used for) operating activities:
                   Depreciation and amortization                                      15,043               15,298
                   Merger and related costs                                           68,473                   --
                   Restructuring charges                                                  --               (5,923)
                   Deferred compensation and pensions                                 (3,013)                (129)
                   Loss (gain) on disposition of assets                                  128                 (477)
                   Deferred income taxes                                                 229                 (452)
                    Increases (decreases) in cash flows, as a result of changes in:
                           Accounts receivable                                        (6,351)              (3,560)
                           Inventories                                               (10,711)              (2,220)
                           Other current assets                                       (7,953)                 640
                           Other assets                                               (2,685)                (903)
                           Accounts payable                                           (4,947)              (6,106)
                           Accrued liabilities                                        (3,158)               3,773
                           Income taxes payable                                       (6,887)               2,686
                                                                                    --------             --------
Cash provided by (used for) operating activities                                      (2,911)              24,937
                                                                                    --------             --------

Cash flows from investing activities:

          Capital expenditures                                                       (10,620)             (12,919)
          Cash used to purchase securities held-to-maturity                               --               (7,636)
          Proceeds from sales of available-for-sale securities                        40,417                   --
          Proceeds from maturities of securities held-to-maturity                     19,218               23,461
          Payments for purchases of companies,
             net of cash acquired                                                     (4,923)              (2,000)
          Other                                                                          789                  (55)
                                                                                    --------             --------
Cash provided by investing activities                                                 44,881                  851
                                                                                    --------             --------

Cash flows from financing activities:
         Proceeds from the issuance of common stock under the
           Company's stock plans and related tax benefits,
           net of notes receivable from stockholders                                  15,519                9,792
         Repayment of long-term obligations                                          (70,081)                  --
         Additions to loans payable                                                   40,000                2,985
         Repayment of loans payable                                                  (30,028)                  --
         Dividends paid to stockholders                                                   --                 (746)
         Purchase of treasury shares                                                 (11,971)             (11,738)
                                                                                    --------             --------
Cash provided by (used for) financing activities                                     (56,561)                 293
                                                                                    --------             --------

Effect of exchange rate changes on cash balances                                        (222)                 146
                                                                                    --------             --------

Increase (decrease) in cash and cash equivalents                                     (14,813)              26,227

Cash and cash equivalents at the beginning of the period                              74,816               68,876
                                                                                    --------             --------
Cash and cash equivalents at the end of the period                                  $ 60,003             $ 95,103
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

Comparative historical financial information presented represents the combination of the historical financial data from Nellcor's fiscal year 1995 ended July 2, 1995, and Puritan-Bennett's fiscal year 1995 ended January 31, 1995. Thus, the Company's consolidated balance sheet as of July 2, 1995 combines Nellcor's balance sheet as of the end of its fiscal 1995, July 2, 1995, with Puritan-Bennett's balance sheet as of the end of its fiscal 1995, January 31, 1995. The Company's consolidated balance sheet as of July 2, 1995 also reflects an adjustment to reduce Puritan-Bennett's valuation allowance provided for its deferred tax assets based on the combined income from operations of Nellcor and Puritan-Bennett as required by Statement of Financial Accounting Standard No.
109. The effect of this adjustment was to increase deferred tax assets and retained earnings, as presented herein, by $8.7 million.

The Company's consolidated statement of income for the three months ended January 1, 1995 combines the financial results of Nellcor's second quarter of fiscal 1995, the three months ended January 1, 1995, with Puritan-Bennett's second quarter of fiscal 1995, the three months ended July 31, 1994. The Company's consolidated statements of income and cash flows for the six months ended January 1, 1995 combine the financial results of Nellcor's first half of fiscal 1995, the six months ended January 1, 1995, with Puritan-Bennett's financial results for the first half of fiscal 1995, the six months ended July 31, 1994.

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

The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of operating results for the full fiscal year.

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

Interim fiscal 1996 and year-end fiscal 1995 inventory balances for the Company were as follows (in thousands):

                                    December 31, 1995      July 2, 1995
                                    -----------------      ------------
       Raw materials                $ 65,155               $47,518
       Work-in process                 7,404                10,589
       Finished goods                 36,157                30,880
                                    --------               -------
                                    $108,716               $88,987

Statement of Cash Flows. The Company paid income taxes of approximately $11.9 million in the first six months of fiscal 1996 ended December 31, 1995, and $6.1 million in the first six months of fiscal 1995 ended January 1, 1995.

Property and equipment. Depreciation expense was approximately $11.2 million in the first six months of fiscal 1996 and $10.9 million in the first six months of fiscal 1995.

Marketable securities. As of December 31, 1995, the Company was carrying available-for-sale marketable securities with a market value of $5.2 million. Available-for-sale marketable securities are securities which the Company does not intend to hold to maturity. The Company's marketable securities, generally, are in high quality government, municipal, and corporate obligations with original maturities of up to two years.

During the first quarter of fiscal 1996, the Company transferred all marketable securities which had been classified as held-to-maturity as of July 2, 1995, to available-for-sale. The marketable securities which were transferred to available-for-sale were government and corporate issued debt securities with an amortized cost of $41.4 million, of which $31.2 million of these securities were subsequently sold during the quarter, generating a gain of $80,000. The decision to classify all of the Company's marketable securities as available-for-sale was due to the Company's merger with Puritan-Bennett during the quarter ended October 1, 1995, and the significant cash outlays which will continue to be made as part of effecting the combination of these two companies.

The market value, amortized cost, and gross unrealized gains and losses of the Company's marketable securities at December 31, 1995, are summarized below (in thousands). The market value of marketable securities is based upon quoted market prices.

                                                          Gross        Gross
                                             Amortized    Unrealized   Unrealized      Market
 Marketable Securities                          Cost      Gains        Losses          Value
 ---------------------                          ----      -----        ------          -----
         AVAILABLE-FOR-SALE:
Mortgage backed securities                     $5,272       $23        $(49)           $5,246
                                               ======       ===        ====            ======

The difference between the amortized cost and market value of the Company's marketable securities at December 31, 1995, a net unrealized loss of $26,000, is carried as a separate component of stockholders' equity under the caption "Net unrealized loss on available-for-sale securities."

Merger with Puritan-Bennett. On August 24, 1995, the merger of Nellcor and Puritan-Bennett was approved by stockholders of both companies. On August 25, the merger was consummated, and Nellcor was renamed Nellcor Puritan Bennett. Under the terms of the merger agreement, Puritan-Bennett shareholders received
 .88 of a share of the Company's common stock for each Puritan-Bennett share, resulting in the Company issuing approximately 11.5 million shares, valued at approximately $600 million based upon the closing price of the Company's common stock on August 25, 1995. Additionally, outstanding options to acquire Puritan-Bennett common stock were converted to options to acquire approximately 500,000 shares of the Company's common stock.

Puritan-Bennett develops, manufactures, and markets ventilators, oxygen delivery systems, home sleep diagnostic and therapeutic equipment, and certain complementary products such as medical gases, gas-related equipment, and spirometers. Puritan-Bennett reported revenue of $336.0 million and net income of $8.4 million for its fiscal 1995 ended January 31, 1995.

The merger was intended to qualify as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the consolidated financial statements present, for all periods, the combined financial results of Nellcor and Puritan-Bennett. The consolidated statement of income for the three and six months ended January 1, 1995, combines the financial results of Nellcor's second quarter and first half of fiscal 1995, the three and six months ended January 1, 1995, with Puritan-Bennett's financial results for its second quarter and first half of fiscal 1995, the three and six months ended July 31, 1994. Adjustments made to conform the accounting policies of Nellcor and Puritan-Bennett were immaterial. Separate results for each of Nellcor's and Puritan-Bennett's second quarter and first six months of fiscal 1995, and combined results for the three and six months ended January 1, 1995, were as follows (in thousands):

                                                        Nellcor         Puritan-Bennett  Combined
Three months ended:                                     January 1,1995  July 31,1994     January 1,1995
-------------------                                     --------        --------         --------
Revenue                                                 $ 64,017        $ 83,993         $148,010
                                                        --------        --------         --------

Net Income                                              $  8,483        $  4,244         $ 12,727
                                                        --------        --------         --------


                                                        Nellcor         Puritan-Bennett  Combined
Six months ended:                                       January 1,1995  July 31,1994     January 1,1995
-----------------                                       --------        --------         --------
Revenue                                                 $119,731        $164,401         $284,132
                                                        --------        --------         --------

Net Income                                              $ 14,342        $  7,968         $ 22,310
                                                        --------        --------         --------

In connection with the merger, the Company recorded one-time merger and related costs during the first quarter of $92.6 million. Included in this charge were provisions for merger transaction costs ($13.7 million), costs to combine and integrate operations ($53.8 million), certain intangible asset write-downs ($19.6 million), and other merger related costs ($5.5 million). The merger transaction costs include expenses for investment banker and professional fees, and other costs associated with completing the transaction. The costs to combine and integrate operations include provisions for severance and severance-related costs, facilities consolidations and other integration costs. The write-down of certain intangible assets, primarily goodwill associated with prior acquisitions made by both companies, results from the effect that certain integration decisions have had upon the future realization of these assets.

Of the $92.6 million in merger and related costs which were accrued, approximately $46.0 million had been utilized as of December 31, 1995, primarily associated with the write-down of certain intangible assets to their net realizable value ($19.6 million), the payment of merger transaction costs ($13.1 million), and initial costs incurred to combine and integrate operations ($11.8 million). The remaining merger and related costs accrued at December 31, 1995, of $46.6 million, are expected to be substantially utilized by the end of 1996.

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

The acquisition of Melville has been accounted for as a purchase and, accordingly, Melville's results are included in the Company's financial statements subsequent to the acquisition date. The pro forma effect of Melville upon the Company's results of operations for the quarter and year-to-date periods is immaterial.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - YEAR-TO-DATE PERIOD AND SECOND QUARTER ENDED DECEMBER 31, 1995, COMPARED WITH THE YEAR-TO-DATE PERIOD AND SECOND QUARTER ENDED JANUARY 1, 1995.

The Company reported net income for the second quarter of fiscal 1996 of $18.2 million, or $0.62 per share, a 43 percent increase over net income of $12.7 million, $0.45 per share, for the same period a year ago. The Company's results for the first six months of fiscal 1996, a net loss of $41.1 million, or $(1.41) per share, reflect one-time merger and related charges of $92.6 million, ($2.55) per share, associated with the first quarter merger of Nellcor and Puritan-Bennett. Excluding the effect of these nonrecurring charges, net income for the first six months of fiscal 1996 was $32.9 million, $1.13 per share, a 48 percent increase over net income of $22.3 million, $0.80 per share, for the first six months of fiscal 1995.

The Company's net revenue for the second quarter of fiscal 1996 increased to $162.6 million from net revenue of $148.0 million for the second quarter of fiscal 1995 and increased to $318.9 million for the first six months of fiscal 1996 from $284.1 million in the same period last year. The increase in net revenue principally resulted from higher sales across the Company's hospital and home care businesses. Sales of the Company's products into international markets were also particularly strong.

Hospital business sales, which include the oximetry, ventilator and clinical information systems product lines, increased 7 percent to $99.0 million for the second quarter of fiscal 1996 from $92.5 million for the same period last year. The increase in hospital business revenue was due primarily to continued sales growth across the Company's oximetry product line, partially offset by lower sales of ventilator and clinical information systems products. Sales of the ventilator and clinical information systems products during the quarter were particularly impacted by the consolidation and restructuring of the Company's worldwide sales organizations following the merger of Nellcor and Puritan-Bennett.

For the second quarter of fiscal 1996, home care business sales, which include the oxygen therapy, gas products and spirometry group; the sleep and respiratory support systems group; and the Aero systems group, increased 14 percent to $63.6 million from $55.6 million for the same period last year due primarily to the first full quarter of revenue from the Company's recently acquired Pierre Medical subsidiary, and higher gas product sales. Gas product sales increased principally as a result of continued growth in the gas products market and the addition of two new gas branches to the Company's distribution network.

International revenue increased 23 percent to $51.8 million from $42.2 million for the second quarter of fiscal 1995. International revenue growth was strongest in the Company's Asia Pacific and European regions, where growth rates exceeded 25 percent. Favorable foreign currency exchange rates accounted for 3 percentage points of the international revenue growth during the second quarter.

Gross profit as a percentage of net revenue for the second quarter of fiscal 1996 was 51 percent compared to 50 percent for the same period last year due primarily to the favorable effect which foreign currency exchange rates had upon revenue, a slight shift in product mix to higher margin oximetry products, and increased factory efficiency.

Operating expenses for the second quarter of fiscal 1996 decreased to 35 percent of net revenue from 38 percent for the second quarter last year, primarily due to the favorable effects of initial merger synergies and Puritan-Bennett's fourth quarter fiscal 1995 workforce reduction program.

Research and development expenses at 8 percent of net revenue were comparable to the second quarter of fiscal 1995. Research and development expenses increased only slightly in absolute dollars. For the second quarter of fiscal 1996, selling, general, and administrative expenses, though increasing in absolute dollars, decreased to 28 percent of net revenue from 30 percent for the same period in fiscal 1995. Selling, general, and administrative expenses increased in absolute dollars in the second quarter of fiscal 1996 due primarily to the unfavorable effect foreign currency exchange rates had upon international operating expenses as well as additional operating expenses associated with the Company's newly acquired Pierre Medical and Melville subsidiaries.

Operating expenses for the first six months of fiscal 1996 reflect the effect of one-time merger and related costs of $92.6 million associated with the merger of Nellcor and Puritan-Bennett. Included in this charge were provisions for merger transaction costs ($13.7 million), costs to combine and integrate operations ($53.8 million), certain intangible asset write-downs ($19.6 million), and other merger related costs ($5.5 million). The merger transaction costs include expenses for investment banker and professional fees, and other costs associated with completing the transaction. The costs to combine and integrate operations include provisions for severance and severance-related costs, facilities consolidations and other integration costs. The write-down of certain intangible assets, primarily goodwill associated with prior acquisitions made by both companies, results from the effect that certain integration decisions have had upon the future realization of these assets.

Liquidity and Capital Resources

At December 31, 1995, the Company had cash, cash equivalents and marketable securities of approximately $65.2 million compared to $143.5 million at the end of fiscal 1995.

Operating activities provided positive cash flows of approximately $21.2 million during the first six months of fiscal 1996, exclusive of merger related cash outlays. Of the $92.6 million in merger and related charges which were recorded during the first quarter of fiscal 1996, approximately $24.1 million resulted in a cash outlay during the first six months. The remainder of the merger and related charges of $68.5 million was a significant non-cash operating activity during the period.

Sales and maturities of marketable securities were significant investing activities during the first six months of fiscal 1996. Additionally, in August, 1995, Nellcor Puritan Bennett's EdenTec subsidiary acquired for $4.9 million in cash, Melville Software Ltd. (Melville), a privately held Canadian company that manufactures and markets sleep diagnostic products used primarily in sleep labs. In the event that certain profitability levels are achieved over the next three fiscal years, additional compensation totalling $1.0 million would be payable to the former principal stockholders of Melville who continue to manage the company. Such amounts will be expensed when, and if, earned.

Shares of Nellcor Puritan Bennett common stock issued under the Company's stock option plans were significant sources of cash from financing activities for the first six months of fiscal 1996. The Company also resumed its Limited Stock Repurchase Program, repurchasing a total of 209,000 shares during the second quarter. Additionally, the Company retired approximately $70.1 million of the debt that it assumed as part of its merger with Puritan-Bennett. As of October 2, 1995, the Company was carrying $10.4 million in current loans payable and $7.6 million in long-term obligations.

The Company's inventories have increased to $108.7 million at December 31, 1995, from $89.0 million at July 2, 1995. Much of the increase in inventory occurred during the eleven month period comprising the Puritan-Bennett portion of this comparison, the period from February 1, 1995 to December 31, 1995. The increase in Puritan-Bennett inventory was due primarily to production levels across several product lines which exceeded customer demands, and, in part, resulted from inventory build-ups associated with new product introductions within the sleep and respiratory support systems group.

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

BUSINESS CONSIDERATIONS

The Company is an FDA regulated business operating in the rapidly changing healthcare industry. From time to time the Company may report, through its press releases and/or Securities and Exchange Commission filings, certain matters that would be characterized as forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are beyond management's control. Such risks and uncertainties may include, among other things, the following items.

Integration of Acquired Businesses. Since the acquisition of Puritan-Bennett, the Company has dedicated and will continue to dedicate, substantial management resources in order to achieve the anticipated operating efficiencies from integrating the two companies. While the Company has achieved certain operating costs savings to date, difficulties encountered in integrating the two companies' operations could adversely impact the business, results of operations or financial condition of the Company. Also, the Company intends to pursue acquisition opportunities from time to time. The integration of any businesses that the Company might acquire could require substantial management resources. There can be no assurance that any such integration will be accomplished without having a short or potentially long-term adverse impact on the business, results of operations or financial condition of the Company or that the benefits expected from any such integration will be fully realized.

Managed Care And Other Healthcare Provider Organizations. Managed care and other healthcare provider organizations have grown substantially in terms of the percentage of the population in the United States that receives medical benefits through such organizations and in terms of the influence and control that they are able to exert over an increasingly large portion of the health care industry. These organizations are continuing to consolidate and grow, which may increase the ability of these organizations to influence the practices and pricing involved in the purchase of medical devices, including the products sold by the Company.

Health Care Reform/Pricing Pressure. The health care industry in the United States is experiencing a period of extensive change. Health care reform proposals have been formulated by the current administration and by members of Congress. In addition, state legislatures periodically consider various health care reform proposals. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative health care delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical devices, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payors. In particular, the industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on health care companies to reduce health care costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on health care product margins, as larger buyer and supplier groups exert pricing pressure on providers of medical devices and other health care products. Both short-term and long-term cost containment pressures, as well as the possibility of regulatory reform, may have an adverse impact on the Company's results of operations.

Government Regulation; Consent Decree. There has been a trend in recent years, both in the United States and outside the United States, toward more stringent regulation of, and enforcement of requirements applicable to, medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses. At the present time, there are no meaningful indications that this trend will be discontinued in the near-term or the long-term either in the United States or abroad.

Puritan-Bennett, which is now a wholly-owned subsidiary of the Company, has been subject to significant United States Food and Drug Administration ("FDA") enforcement activity with respect to its operations in recent years. In January 1994, Puritan-Bennett entered into a consent decree with the FDA pursuant to which Puritan-Bennett agreed to maintain systems and procedures complying with the FDA's good manufacturing practices regulation and medical device reporting regulation in all of its device manufacturing facilities.

Puritan-Bennett has experienced and will continue to experience incremental operating costs due to ongoing compliance requirements and quality assurance programs initiated in part as a result of the FDA consent decree. Puritan-Bennett expects to continue to incur additional operating expenses associated with its ongoing regulatory compliance program, but the amount of these incremental costs cannot be completely predicted and will depend upon a variety of factors, including future changes in statutes and regulations governing medical device manufacturers and the manner in which the FDA continues to enforce and interpret the requirements of the consent decree. There can be no assurance that such compliance requirements and quality assurance programs will not have an adverse impact on the business, results of operations or financial condition of the Company or that the Company will not experience problems associated with FDA regulatory compliance, including increased general costs of ongoing regulatory compliance and specific costs associated with the Puritan-Bennett consent decree.

Intellectual Property Rights. From time to time, the Company has received, and in the future may receive, notices of claims with respect to possible infringement of the intellectual property rights of others or notices of challenges to its intellectual property rights. In some instances such notices have given rise to, or may give rise to, litigation. Any litigation involving the intellectual property rights of the Company may be resolved by means of a negotiated settlement or by contesting the claim through the judicial process. There can be no assurance that the business, results of operations or the financial condition of the Company will not suffer an adverse impact as a result of intellectual property claims that may be commenced against the Company in the future.

Competition. The medical device industry is characterized by rapidly evolving technology and increased competition. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of these competitors may have substantially greater capital resources, research and development staffs and experience in the medical device industry, including with respect to regulatory compliance in the development, manufacturing and sale of medical products similar to those offered by the Company. These competitors may succeed in developing technologies and products that are more effective than those currently used or produced by the Company or that would render some products offered by the Company obsolete or non-competitive. Competition based on price is expected to become an increasingly important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry. Such competition has exerted, and is likely to continue to exert, downward pressure on the prices the Company is able to charge for its products. The Company may not be be able to offset such downward price pressure through corresponding cost reductions. Any failure to offset such pressure could have an adverse impact on the business, results of operations or financial condition of the Company.

New Product Introductions. As the existing products of the Company become more mature and its existing markets more saturated, the importance of developing or acquiring new products will increase. The development of any such products will entail considerable time and expense, including research and development costs and the time and expense required to obtain necessary regulatory approvals, which could adversely affect the business, results of operations or financial condition of the Company. There can be no assurance that such development activities will yield products that can be commercialized profitably, or that any product acquisitions can be consummated on commercially reasonable terms or at all. Any failure to acquire or develop new products to supplement more mature products could have an adverse impact on the business, results of operations or financial condition of the Company.

Product Liability Exposure. Because its products are intended to be used in health care settings on patients who are physiologically unstable and may also be seriously or critically ill, the Company is exposed to potential product liability claims. From time to time, patients using the Company's products have suffered serious injury or death, which has led to product liability claims against the Company. The Company does not believe that any of these claims, individually or in the aggregate, will have a material adverse impact on its business, results of operations or financial condition. However, the Company may, in the future, be subject to product liability claims that could have such an adverse impact.

The Company maintains product liability insurance coverage in amounts that it deems sufficient for its business. However, there can be no assurance that such coverage will ultimately prove to be adequate, or that such coverage will continue to remain available on acceptable terms or at all.

Impact of Currency Fluctuations; Importance of Foreign Sales. Because sales of products by the Company outside the United States typically are denominated in local currencies and such sales are growing at a rate that is generally faster than domestic sales, the results of operations of the Company are expected to continue to be affected by changes in exchange rates between certain foreign currencies and the United States Dollar. Although, the Company currently engages in some hedging activities, there can be no assurance that the Company will not experience currency fluctuation effects in future periods, which could have an adverse impact on its business, results of operation or financial condition. The operations and financial results of the Company also may be significantly affected by other international factors, including changes in governmental regulations or import and export restrictions, and foreign economic and political conditions generally.

Possible Volatility of Stock Price. The market price of the Company's stock is, and is expected to continue to be, subject to significant fluctuations in response to variations in quarterly operating results, trends in the health care industry in general and the medical device industry in particular, and certain other factors beyond the control of the Company. In addition, broad market fluctuations, as well as general economic or political conditions and initiatives such as health care reform, may adversely impact the market price of the Company's stock, regardless of the Company's operating performance.

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

                  27.1  Financial Data Schedule (filed electronically only)

b)   Reports on Form 8-K.

     No reports on form 8-K were filed during the quarter ended December 31, 1995.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                            NELLCOR PURITAN BENNETT INCORPORATED



DATED   February 14, 1996                   By /s/ Michael P. Downey
                                               ---------------------
                                            Michael P. Downey
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                EXHIBIT INDEX


Exhibit No.                         Description
-----------                       ---------------

11.1              Statement of Computation of net income per share.

27                Financial Data Schedule.