Form 10-Q
period 1996-03-31
NELLCOR PURITAN BENNETT INC
filed 1996-05-15
CIK 799290

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED March 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM          TO
                                                       --------    --------

                         COMMISSION FILE NUMBER 0-14980

                      NELLCOR PURITAN BENNETT INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    94-2789249
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

         Number of shares of Common Stock, $.001 par value, outstanding as of March 31, 1996 was 28,782,510.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NELLCOR PURITAN BENNETT INCORPORATED

CONSOLIDATED BALANCE SHEET
(In thousands, unaudited)

ASSETS                                                                 March 31, 1996            July 2, 1995
                                                                      ---------------           -------------
Current assets:
         Cash and cash equivalents                                         $   75,712               $  78,444
         Marketable securities                                                  3,169                  65,039
         Accounts receivable, net of allowance for doubtful
           accounts of $2,308 ($2,610 at July 2, 1995)                        126,346                 117,650
         Inventories                                                          110,068                  88,987
         Deferred income taxes and other current assets                        31,727                  26,580
                                                                           ----------               ---------

                  Total current assets                                        347,022                 376,700
                                                                           ----------               ---------

Property and equipment, at cost                                               262,778                 253,037
Accumulated depreciation                                                     (137,709)               (124,863)
                                                                           ----------               ---------

                  Net property and equipment                                  125,069                 128,174
                                                                           ----------               ---------

Intangibles and other assets, net of accumulated amortization                  55,729                  71,330
                                                                           ----------               ---------

                                                                           $  527,820               $ 576,204
                                                                           ==========               =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
         Loans payable                                                     $      358               $   9,527
         Accounts payable                                                      36,074                  37,316
         Accrued liabilities:
           Payroll and payroll related                                         27,119                  25,286
           Warranty                                                             5,847                   4,195
           Merger and related costs                                            34,300                     ---
           Other                                                               22,124                  20,983
         Income taxes payable                                                   9,867                   5,727
                                                                           ----------               ---------

                  Total current liabilities                                   135,689                 103,034
                                                                           ----------               ---------

Deferred compensation and pension                                               8,583                  19,303
Deferred revenue                                                               10,350                  10,895
Deferred income taxes                                                             607                     ---
Long-term obligations                                                           6,572                  76,367
                                                                           ----------               ---------

                  Total liabilities                                           161,801                 209,599
                                                                           ----------               ---------

Stockholders' equity:
         Common stock, par value                                               13,404                  11,351
         Additional paid-in-capital                                           178,998                 148,641
         Retained earnings                                                    220,290                 241,416
         Accumulated translation adjustment                                      (110)                   (259)
         Notes receivable from stockholders                                        (5)                     (5)
         Net unrealized loss on available-for-sale securities                     (47)                    ---
         Treasury stock, at cost (1,357,000 shares at
           March 31, 1996; 1,148,000 shares at July 2, 1995)                  (46,511)                (34,539)
                                                                           ----------               ---------

                  Total stockholders' equity                                  366,019                 366,605
                                                                           ----------               ---------

                                                                           $  527,820               $ 576,204
                                                                           ==========               =========

See accompanying note

NELLCOR PURITAN BENNETT INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts, unaudited)

                                                      For the Three Months Ended                    For the Nine Months Ended
                                                    -------------------------------              -------------------------------
                                                    March 31,              April 2,              March 31,              April 2,
                                                        1996                   1995                  1996                   1995
                                                  ----------             ----------            ----------             ----------
Net revenue                                       $  168,490             $  154,447            $  487,354             $  438,579
Cost of goods sold                                    81,509                 77,044               238,464                220,169
                                                  ----------             ----------            ----------             ----------

         Gross profit                                 86,981                 77,403               248,890                218,410

Operating expenses:
         Research
           and development                            13,539                 11,591                37,971                 34,757

         Selling, general
           and administrative                         45,917                 44,115               135,239                129,809

         Merger and related costs                        ---                    ---                92,618                    ---
                                                  ----------             ----------            ----------             ----------
                                                      59,456                 55,706               265,828                164,566
                                                  ----------             ----------            ----------             ----------

Income (loss) from operations                         27,525                 21,697               (16,938)                53,844
Costs associated with
   unsolicited offer                                     ---                 (4,559)                  ---                 (4,559)
Interest income                                        1,151                  1,915                 4,346                  4,723
Interest expense                                        (279)                (1,782)               (2,911)                (3,312)
Other income (expense), net                             (193)                   790                  (459)                   455
                                                  ----------             ----------            ----------             ----------
Income (loss) before income taxes                     28,204                 18,061               (15,962)                51,151
Provision for income taxes                             9,026                  6,643                 5,939                 17,424
                                                  ----------             ----------            ----------             ----------
         Net Income (loss)                        $   19,178             $   11,418            $  (21,901)            $   33,727
                                                  ==========             ==========            ==========             ==========
Net income (loss) per common and
  common equivalent share                         $     0.65             $     0.41            $    (0.75)            $     1.21
                                                  ==========             ==========            ==========             ==========

Weighted average common
  and common equivalent
  shares used in the calculation
  of net income (loss) per share                      29,647                 27,939                29,248                 27,794
                                                  ==========             ==========            ==========             ==========

See accompanying note

NELLCOR PURITAN BENNETT INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, unaudited)

                                                                                             For the Nine Months Ended
                                                                                          -------------------------------
                                                                                          March 31, 1996    April 2, 1995
                                                                                          --------------    -------------
Cash flows from operating activities:
         Net income (loss)                                                                     $ (21,901)        $ 33,727
         Adjustments to reconcile net income (loss) to cash
           provided by operating activities:
                   Depreciation and amortization                                                  21,973           22,876
                   Merger and related costs                                                       56,148              ---
                   Deferred compensation and pensions                                            (11,954)           2,803
                   Loss (gain) on disposition of assets                                              128             (540)
                   Deferred income taxes                                                            (163)            (452)
                   Increases (decreases) in cash flows, as a result of changes in:
                           Accounts receivable                                                   (10,923)          (5,367)
                           Inventories                                                           (12,178)          (5,554)
                           Other current assets                                                   (9,499)          (2,401)
                           Other assets                                                              637           (2,660)
                           Accounts payable                                                        2,874           (3.418)
                           Accrued liabilities                                                     2,268            3,975
                           Income taxes payable                                                    1,049            1,886
                                                                                               ---------         --------
Cash provided by operating activities                                                             18,459           45,699
                                                                                               ---------         --------
Cash flows from investing activities:
          Capital expenditures                                                                   (17,172)         (21,465)
          Cash used to purchase securities held-to-maturity                                          ---          (12,636)
          Proceeds from sales and maturities of marketable securities                             61,824           23,711
          Payments for purchases of companies,
             net of cash acquired                                                                 (4,923)          (2,000)
          Other                                                                                    1,139              568
                                                                                               ---------         --------
Cash provided by (used for) investing activities                                                  40,868          (11,822)
                                                                                               ---------         --------
Cash flows from financing activities:
         Proceeds from the issuance of common stock under the
           Company's stock plans and related tax benefits,
           net of notes receivable from stockholders                                              23,839           16,421
         Repayment of long-term obligations                                                      (70,259)           3,849
         Additions to loans payable                                                               40,000              ---
         Repayment of loans payable                                                              (40,000)             ---
         Dividends paid to stockholders                                                              ---           (1,121)
         Purchase of treasury shares                                                             (11,971)         (20,917)
                                                                                               ---------         --------
Cash used for financing activities                                                               (58,391)          (1,768)
                                                                                               ---------         --------
Effect of exchange rate changes on cash balances                                                     (40)             503
                                                                                               ---------         --------
Increase in cash and cash equivalents                                                                896           32,612
Cash and cash equivalents at the beginning of the period                                          74,816           68,876
                                                                                               ---------         --------
Cash and cash equivalents at the end of the period                                             $  75,712         $101,488
                                                                                               =========         ========

NELLCOR PURITAN BENNETT INCORPORATED
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General. The consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations of Nellcor Puritan Bennett Incorporated (the Company) as of the end of and for the periods indicated. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of operating results for the full fiscal year.

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

The Company's consolidated statement of income for the three months ended April 2, 1995 combines the financial results of Nellcor's third quarter of fiscal 1995, the three months ended April 2, 1995, with Puritan-Bennett's third quarter of fiscal 1995, the three months ended October 31, 1994. The Company's consolidated statements of income and cash flows for the nine months ended April 2, 1995 combine the financial results of Nellcor's first nine months of fiscal 1995, the period ended April 2, 1995, with Puritan-Bennett's financial results for the first nine months of fiscal 1995, the period ended October 31, 1994. The Company's consolidated statement of income for the three and nine months ended April 2, 1995, also reflects an adjustment to reduce Puritan-Bennett's valuation allowance provided for its deferred tax assets based on the combined income from operations of Nellcor and Puritan-Bennett as required by Statement of Financial Accounting Standard No. 109. The effect of this adjustment was to reduce the provision for income taxes, as presented herein, by $1.0 million.

The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in Nellcor Puritan Bennett's financial statements filed under Form 8-K on April 3, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the Securities and Exchange Commission rules and regulations. The Company believes the information included in the report on Form 10-Q, when read in conjunction with the consolidated financial statements and related notes thereto included in Nellcor Puritan-Bennett's financial statements filed under Form 8-K on April 3, 1996, is not misleading.

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

Interim fiscal 1996 and year-end fiscal 1995 inventory balances for the Company were as follows (in thousands):

                                    March 31, 1996       July 2, 1995
                                    --------------       ------------
       Raw materials                      $ 58,270            $47,518
       Work-in process                      10,565             10,589
       Finished goods                       41,233             30,880
                                    --------------       ------------
                                          $110,068            $88,987

Statement of Cash Flows. The Company paid income taxes of approximately $12.1 million in the first nine months of fiscal 1996 ended March 31, 1996, and $11.1 million in the first nine months of fiscal 1995 ended April 2, 1995.

Property and equipment. Depreciation expense was approximately $17.1 million in the first nine months of fiscal 1996 and $16.4 million in the first nine months of fiscal 1995.

Marketable securities. As of March 31, 1996, the Company was carrying available-for-sale marketable securities with a market value of $3.2 million. Available-for-sale marketable securities are securities which the Company does not intend to hold to maturity. The Company's marketable securities, generally, are in high quality government, municipal, and corporate obligations with original maturities of up to two years.

During the first quarter of fiscal 1996, the Company transferred all marketable securities which had been classified as held-to-maturity as of July 2, 1995, to available-for-sale. The marketable securities which were transferred to available-for-sale were government and corporate issued debt securities with an amortized cost of $41.4 million, of which $31.2 million were subsequently sold during the quarter, generating a gain of $80,000. The decision to classify all of the Company's marketable securities as available-for-sale was due to the Company's merger with Puritan-Bennett during the first quarter of fiscal 1996 ended October 1, 1995, and the significant cash outlays which will continue to be made as part of effecting the combination of these two companies.

The market value, amortized cost, and gross unrealized gains and losses of the Company's marketable securities at March 31, 1996, are summarized below (in thousands). The market value of marketable securities is based upon quoted market prices.

                                                          Gross          Gross
                                     Amortized         Unrealized      Unrealized       Market
 Marketable Securities                 Cost              Gains           Losses          Value
 ---------------------               ---------         ----------      ----------       ------
         AVAILABLE-FOR-SALE:
Mortgage backed securities            $3,216           $    ---         $   (47)        $  3,169
                                      ======           ========         =======         ========

The difference between the amortized cost and market value of the Company's marketable securities at March 31, 1996, a net unrealized loss of $47,000, is carried as a separate component of stockholders' equity under the caption "Net unrealized loss on available-for-sale securities."

Merger with Puritan-Bennett. On August 24, 1995, the merger of Nellcor and Puritan-Bennett was approved by stockholders of both companies. On August 25, the merger was consummated, and Nellcor was renamed Nellcor Puritan Bennett Incorporated. Under the terms of the merger agreement, Puritan-Bennett shareholders received .88 of a share of Nellcor's common stock for each Puritan-Bennett share, resulting in the Company issuing approximately 11.5 million shares, valued at approximately $600 million based upon the closing price of Nellcor's common stock on August 25, 1995. Additionally, outstanding options to acquire Puritan-Bennett common stock were converted to options to acquire approximately 500,000 shares of the Company's common stock.

Puritan-Bennett developed, manufactured, and marketed ventilators, oxygen delivery systems, home sleep diagnostic and therapeutic equipment, and certain complementary products such as medical gases, gas-related equipment, and spirometers. Puritan-Bennett reported revenue of $336.0 million and net income of $8.4 million for its fiscal 1995 ended January 31, 1995.

The merger was intended to qualify as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the consolidated financial statements present, for all periods, the combined financial results of Nellcor and Puritan-Bennett. The Company's consolidated statement of income for the three and nine months ended April 2, 1995, combines the financial results of Nellcor's third quarter and first nine months of fiscal 1995, the three and nine months ended April 2, 1995, with Puritan-Bennett's financial results for its third quarter and first nine months of fiscal 1995, the three and nine months ended October 31, 1994. The Company's consolidated statement of income for the three and nine months ended April 2, 1995, also reflects an adjustment to reduce Puritan-Bennett's valuation allowance provided for its deferred tax assets based on the combined income from operations of Nellcor and Puritan-Bennett as required by Statement of Financial Accounting Standard No. 109. The effect of this adjustment was to reduce the provision for income taxes, as presented herein, by $1.0 million. Adjustments made to conform the accounting policies of Nellcor and Puritan-Bennett were immaterial. Separate results for each of Nellcor's and Puritan-Bennett's third quarter and first nine months of fiscal 1995, and combined results for the three and nine months ended April 2, 1995, including the aforementioned adjustment, were as follows (in thousands):

Three months ended:                       Nellcor          Puritan-Bennett                                           Combined
- -------------------                 April 2, 1995         October 31, 1994                Adjustment            April 2, 1995
                                    -------------         ----------------                ----------            -------------
Revenue                                $   71,035                $ 83,412                  $     ---               $  154,447
- -----------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                      $   11,058                $   (640)                 $   1,000               $   11,418
- -----------------------------------------------------------------------------------------------------------------------------

Nine months ended:                        Nellcor          Puritan-Bennett                                           Combined
- ------------------                  April 2, 1995         October 31, 1994                Adjustment            April 2, 1995
                                    -------------         ----------------                ----------            -------------
Revenue                                $  190,766                $247,813                  $     ---               $  438,579
- -----------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                      $   25,400                $  7,327                  $   1,000               $   33,727
- -----------------------------------------------------------------------------------------------------------------------------

In connection with the merger, the Company recorded one-time merger and related costs during the first quarter of $92.6 million. Included in this charge were provisions for merger transaction costs ($13.7 million), certain intangible asset write-downs ($19.6 million), costs to combine and integrate operations ($53.8 million), and other merger related costs ($5.5 million). The merger transaction costs include expenses for investment banker and professional fees, and other costs associated with completing the transaction. The write-down of certain intangible assets, primarily goodwill associated with prior acquisitions made by both companies, results from the effect that certain integration decisions have had upon the future realization of these assets.

The costs to combine and integrate operations included provisions for the following types of costs (in millions):

                       Employee severance                           $  21.3
                       Product line terminations                        9.4
                       Facilities closing                               8.6
                       Other employee/benefits
                          termination costs                             5.4
                       Conformance of accounting policies
                          which did not materially affect any
                          prior year                                    4.3
                       Other                                            4.8
                                                                    -------
                                Total                               $  53.8
                                                                    =======

Employee severance costs include costs associated with the elimination of approximately 300 positions from the Company's total workforce. The positions to be eliminated are primarily associated with corporate administrative groups, field sales and customer service organizations, and the consolidation of manufacturing sites. As of March 31, 1996, approximately 150 positions contemplated by this workforce consolidation, primarily in the Company's field sales and corporate administrative groups, had been eliminated.

Of the $92.6 million in merger and related costs which were accrued, approximately $58.3 million had been utilized as of March 31, 1996, primarily associated with the write-down (non-cash charge) of certain intangible assets to their net realizable value ($19.6 million), the payment of merger transaction costs ($13.7 million), and initial costs incurred to combine and integrate operations ($25.0 million, of which $5.5 million was associated with employee severance). The merger and related costs accrued at March 31, 1996 of $34.3 million, should be substantially utilized by the end of fiscal year 1997, with approximately $30 million of the remaining accrual expected to result in a cash outlay.

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

Pending merger with Infrasonics, Inc. On March 11, 1996, Nellcor Puritan Bennett and Infrasonics, Inc. (Infrasonics) announced that they had entered into a definitive agreement for Nellcor Puritan Bennett to acquire Infrasonics in a stock for stock merger valued at approximately $66 million.

Under the terms of the agreement, Infrasonics stockholders will receive .095 shares of Nellcor Puritan Bennett common stock for each outstanding share of Infrasonics common stock. This exchange ratio is subject to adjustment based on the trading value of Nellcor Puritan Bennett common stock in order that the value of the consideration to be received by Infrasonics stockholders will not be less than $6.25 a share. Consummation of the acquisition is subject to the approval of Nellcor Puritan Bennett's and Infrasonics' stockholders. The merger is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests for financial reporting purposes.

Infrasonics, headquartered in San Diego, CA is a respiratory equipment manufacturer of neonatal, pediatric and adult ventilators and accessories. For the fiscal year ended June 30, 1995, Infrasonics reported revenue of $23 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - THE THREE AND NINE MONTHS ENDED MARCH 31, 1996, COMPARED WITH THE THREE AND NINE MONTHS ENDED APRIL 2, 1995.

The Company reported net income for the third quarter of fiscal 1996 of $19.2 million, or $0.65 per share, a 68 percent increase over net income of $11.4 million, $0.41 per share, for the same period a year ago. The third quarter fiscal 1995 results included a pretax charge of approximately $4.6 million associated with an unsolicited offer to acquire Puritan-Bennett. Excluding the after-tax effect of this charge of $3.4 million, $0.12 per share, net income for the third quarter of fiscal 1996 increased 30 percent over net income of $14.8 million, $0.53 per share, for the third quarter of fiscal 1995. Net income for the first nine months of fiscal 1996, excluding the effect of one-time merger and related charges of $92.6 million, ($2.53) per share, associated with the first quarter merger of Nellcor and Puritan-Bennett, was $52.1 million, $1.78 per share, a 42 percent increase over net income of $36.8 million, $1.32 per share, for the same period a year ago, exclusive of the aforementioned unsolicited offer charge.

The Company's net revenue for the third quarter of fiscal 1996 increased 9 percent to $168.5 million from net revenue of $154.4 million for the third quarter of fiscal 1995 and increased 11 percent to $487.4 million for the first nine months of fiscal 1996 from $438.6 million in the same period last year. The increase in net revenue principally resulted from higher sales across the Company's hospital and home care businesses. Sales of the Company's products into international markets were also particularly strong.

Hospital business sales, which include the oximetry, ventilator and clinical information systems product lines, increased 11 percent to $106.0 million for the third quarter of fiscal 1996 from $95.7 million for the same period last year. The increase in hospital business revenue was due primarily to higher sales of the Company's ventilator systems and oximetry product lines, particularly in international markets.

For the third quarter of fiscal 1996, home care business sales, which include the oxygen therapy, gas products and spirometry group; the sleep and respiratory support systems group; and the Aero systems group, increased 6 percent to $62.5 million from $58.7 million for the same period last year due primarily to revenue from the Company's recently acquired Pierre Medical subsidiary. Revenue growth rates during the third quarter of fiscal 1996 across a number of the home care business product lines were negatively impacted by the termination of the Company's home care distributor network at the end of the second quarter, and the transition to a newly integrated direct sales force. Because of these significant changes in the Company's home care distribution channels, this period of transition may continue to slow home care revenue growth rates in the near term.

International revenue increased 17 percent to $50.0 million from $42.8 million for the third quarter of fiscal 1995. International revenue growth was strongest in the Company's European and Canadian markets. Favorable foreign currency exchange rates accounted for 2 percentage points of the international revenue growth during the third quarter.

Gross profit as a percentage of net revenue for the third quarter of fiscal 1996 was 52 percent compared to 50 percent for the same period last year due primarily to the favorable effect which foreign currency exchange rates had upon revenue, a slight shift in product mix to higher margin oximetry products, and increased factory efficiency.

Operating expenses for the third quarter of fiscal 1996 decreased to 35 percent of net revenue from 36 percent for the third quarter last year, primarily due to the favorable effects of initial merger synergies and Puritan-Bennett's fourth quarter fiscal 1995 workforce reduction program.

Research and development expenses at 8 percent of net revenue were comparable to the third quarter of fiscal 1995. Research and development expenses increased in absolute dollars due primarily to higher ventilator product development costs and increased perinatal product clinical study expenses. For the third quarter of fiscal 1996, selling, general, and administrative expenses, though increasing in absolute dollars, decreased to 27 percent of net revenue from 29 percent for the same period in fiscal 1995. Selling, general, and administrative expenses increased in absolute dollars in the third quarter of fiscal 1996 due primarily to operating expenses associated with the Company's newly acquired Pierre Medical and Melville subsidiaries, and the unfavorable effect foreign currency exchange rates had upon international operating expenses. As of March 31, 1996, approximately 150 positions had been eliminated, primarily in the Company's field sales and corporate administrative groups, as part of the workforce consolidation following the merger of Nellcor and Puritan-Bennett.

Operating expenses for the first nine months of fiscal 1996 reflect the effect of one-time merger and related costs of $92.6 million associated with the merger of Nellcor and Puritan-Bennett. Included in this charge were provisions for merger transaction costs ($13.7 million), costs to combine and integrate operations ($53.8 million), certain intangible asset write-downs ($19.6 million), and other merger related costs ($5.5 million). The merger transaction costs include expenses for investment banker and professional fees, and other costs associated with completing the transaction. The costs to combine and integrate operations include provisions for severance and severance-related costs, facilities consolidations and other integration costs. The write-down of certain intangible assets, primarily goodwill associated with prior acquisitions made by both companies, results from the effect that certain integration decisions have had upon the future realization of these assets.

Liquidity and Capital Resources

At March 31, 1996, the Company had cash, cash equivalents and marketable securities of approximately $78.9 million compared to $143.5 million at the end of fiscal 1995.

Operating activities provided positive cash flows of approximately $50.8 million during the first nine months of fiscal 1996, exclusive of merger related cash outlays. Of the $92.6 million in merger and related charges which were recorded during the first quarter of fiscal 1996, approximately $32.4 million resulted in a cash outlay and $25.9 was utilized for non-cash charges during the first nine months. Approximately $30 million of the remaining merger and related costs accrued at March 31, 1996 are expected to result in a cash outlay.

Sales and maturities of marketable securities were significant investing activities during the first nine months of fiscal 1996. Additionally, in August, 1995, Nellcor Puritan Bennett's EdenTec subsidiary acquired for $4.9 million in cash, Melville Software Ltd. (Melville), a privately held Canadian company that manufactures and markets sleep diagnostic products used primarily in sleep labs. In the event that certain profitability levels are achieved over the next three fiscal years, additional compensation totalling $1.0 million would be payable to the former principal stockholders of Melville who continue to manage the company. Such amounts will be expensed when, and if, earned.

Shares of Nellcor Puritan Bennett common stock issued under the Company's stock option plans were significant sources of cash from financing activities for the first nine months of fiscal 1996. Additionally, the Company retired approximately $70.3 million of the debt that it assumed as part of its merger with Puritan-Bennett.

The Company's inventories have increased to $110.1 million at March 31, 1996, from $89.0 million at July 2, 1995. Much of the increase in inventory occurred from the period from February 1, 1995 to March 31, 1996, and is comprised primarily of an increase in Puritan-Bennett inventory. The increase in Puritan-Bennett inventory was due primarily to production levels across several product lines which exceeded customer demands, and, in part, resulted from inventory build-ups associated with new product introductions within the sleep and respiratory support systems group.

On March 11, 1996, Nellcor Puritan Bennett and Infrasonics, Inc. (Infrasonics) announced that they had entered into a definitive agreement for Nellcor Puritan Bennett to acquire Infrasonics in a stock for stock merger valued at approximately $66 million. Under the terms of the agreement, Infrasonics stockholders will receive .095 shares of Nellcor Puritan Bennett common stock for each outstanding share of Infrasonics common stock. This exchange ratio is subject to adjustment based on the trading value of Nellcor Puritan Bennett common stock in order that the value of the consideration to be received by Infrasonics stockholders will not be less than $6.25 a share. Consummation of the acquisition is subject to the approval of Nellcor Puritan Bennett's and Infrasonics' stockholders. The merger is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests for financial reporting purposes.

Infrasonics, headquartered in San Diego, CA is a respiratory equipment manufacturer of neonatal, pediatric and adult ventilators and accessories. For the fiscal year ended June 30, 1995, Infrasonics reported revenue of $23 million.

The Company anticipates that current capital resources combined with cash generated from operating activities will be sufficient to meet its liquidity and capital expenditure requirements at least through the end of fiscal 1997. As the Company continues to combine and integrate operations as part of its acquisition of Puritan-Bennett, it is expected that costs associated with the merger, as well as other merger related cash outlays, will continue to contribute to a net reduction in the Company's cash and cash equivalents and marketable securities during fiscal 1997. The Company may use debt to fund certain capital and other strategic opportunities when deemed necessary and financially advantageous.

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

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On May 3, 1996, Nellcor Puritan Bennett and several of its officers and members of its Board of Directors received notice that they had been named as defendants in a purported class action lawsuit seeking unspecified damages based upon alleged violations of California state securities and other laws. The complaint alleges misrepresentations during the period from September 29, 1995 through April 16, 1996 with respect to Nellcor Puritan Bennett's business, particularly about the acquisition of Puritan-Bennett and the integration of Nellcor and Puritan-Bennett. The Company believes that the action, filed in the Superior Court of the State of California, County of Alameda, is without merit and intends to vigorously defend against the action.

In July 1995, the U.S. Federal District Court in Delaware issued a decision in favor of the Company, ruling that four key oximeter and sensor technology patents are valid and would be infringed by Ohmeda, if Ohmeda sold either its adult or neonatal OxyTip sensors for use with non-Ohmeda monitors. BOC has filed an appeal of the decision of the court.

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

                  27.1     Financial Data Schedule (filed electronically only)

b)       Reports on Form 8-K.

         Form 8-K dated March 8, 1996, filed March 21, 1996, announcing under
         Item 5 ("Other Events") that Nellcor Puritan Bennett had entered into an Agreement and Plan of Merger with Infrasonics pursuant to which Nellcor Puritan Bennett would acquire Infrasonics through a merger of Infrasonics into Nellcor Puritan Bennett.

         Form 8-K filed on April 3, 1996, reporting under Item 5 ("Other Events") the audited consolidated balance sheet of Nellcor Puritan Bennett at July 2, 1995 and July 3, 1994, and related consolidated statements of operations, of stockholders' equity, and of cash flows for each of the three years in the period ended July 2, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                NELLCOR PURITAN BENNETT INCORPORATED



DATED   May 15, 1996            By      /s/ Michael P. Downey
       --------------------        --------------------------------------------
                                   Michael P. Downey
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

EXHIBIT 11.1

NELLCOR PURITAN BENNETT INCORPORATED
STATEMENT OF COMPUTATION OF NET INCOME
PER SHARE
In thousands, except per share amounts, unaudited)

                                                   For the Three Months Ended            For the Nine Months Ended
                                                -------------------------------        ------------------------------
                                                March 31,              April 2,        March 31,             April 2,
                                                     1996                  1995             1996                 1995
                                                ---------              --------        ---------             --------
Computation of common
 and common equivalent
 shares outstanding:

  Common stock                                    28,614                 27,587           28,238               27,253
  Common stock equivalents                         1,033                    352            1,010                  541
                                                 -------                -------        ---------              -------
Common and common
 equivalent shares used in the
 calculation of net income
 (loss) per share                                 29,647                 27,939           29,248               27,794
                                                 =======                =======        =========              =======

Net income (loss)                                $19,178                $11,418        $ (21,901)             $33,727
                                                 =======                =======        =========              =======

Net income (loss) per common and
 common equivalent share                         $  0.65                $  0.41        $   (0.75)             $  1.21
                                                 =======                =======        =========              =======