Form 10-K405
period 1996-07-07
NELLCOR PURITAN BENNETT INC
filed 1996-10-07
CIK 799290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 7, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Approximate aggregate market value of the registrant's Common Stock held by non-affiliates (based on the closing sales price of such stock as reported in the Nasdaq National Market) on September 3, 1996 was $1,507,278,603.*

     Number of shares of Common Stock outstanding as of September 3, 1996 was 59,915,374.**

                      DOCUMENTS INCORPORATED BY REFERENCE

                                       DOCUMENT                                    FORM 10-K PART
     ----------------------------------------------------------------------------  --------------
(1)  Annual Report to Stockholders for Fiscal Year Ended July 7, 1996               I, II, IV
(2)  Proxy Statement for Annual Meeting of Stockholders scheduled to be held on        III
     October 17, 1996

---------------
 * Excludes 515,232 shares of Common Stock held by all directors and executive officers at September 3, 1996. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

** On June 27, 1996, the registrant's stockholders approved a two-for-one stock split of the registrant's Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO CHANGES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DESCRIBED IN ANY SUCH FORWARD-LOOKING STATEMENT. RISKS INHERENT IN NELLCOR PURITAN BENNETT INCORPORATED'S BUSINESS AND FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED UNDER "BUSINESS CONSIDERATIONS" BELOW BEGINNING ON PAGE 17.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Nellcor Puritan Bennett Incorporated (together with its wholly-owned subsidiaries, the Company) is a corporation organized under the laws of the State of Delaware in 1986 and, until the acquisition of Puritan-Bennett Corporation (Puritan-Bennett) in August 1995, operated under the name Nellcor Incorporated (Nellcor). The Company designs, manufactures and markets a comprehensive line of products for the monitoring, diagnosis and treatment of the respiratory-impaired patient across the spectrum of acute, alternate and home care. The Company's product lines include pulse oximetry monitors and sensors, critical care and portable ventilators, home oxygen therapy products such as liquid oxygen systems and oxygen concentrators, sleep apnea diagnostic and therapy products and medical gas products and distribution systems. Through its wholly-owned subsidiary, Puritan-Bennett Aero Systems Co., the Company also manufactures and markets emergency oxygen systems, passenger service units and video systems for aircraft.

     The Company's products are sold worldwide, principally through a direct sales force, assisted by clinical consultants and specialists, corporate account managers and independent distributors.

FISCAL YEAR 1996 AND RECENT DEVELOPMENTS

     Acquisitions

     On September 10, 1996, the Company announced that it had entered into an Agreement and Plan of Merger to acquire Aequitron Medical, Inc. (Aequitron) by means of a stock for stock merger of Aequitron into the Company. On June 27, 1996, the Company completed its acquisition of Infrasonics, Inc. (Infrasonics) pursuant to the terms of a Restated Agreement and Plan of Merger dated as of March 10, 1996. On August 25, 1995, the Company completed its acquisition of Puritan-Bennett. In August 1995, the Company acquired Melville Software Ltd., a privately held Canadian manufacturer of sleep diagnostic products used in sleep labs. See "Acquisitions" below.

     Products

     During the fourth quarter of fiscal year 1996, the Company received marketing clearance from the United States Food and Drug Administration (FDA) for two new additions to the NELLCOR SYMPHONY (TM) patient monitoring system: a three-lead electrocardiogram (ECG) monitoring option for the NELLCOR SYMPHONY N-3000 pulse oximeter; and the N-3200 display/printer for viewing and printing ECG and other parameters. The ECG monitoring option on the N-3000 expands the versatility of the Company's most advanced pulse oximeter. The N-3200 display/printer provides the benefits of a high-resolution display and printouts of waveforms and trends for any of the NELLCOR SYMPHONY monitors.

     During the fourth quarter, the Company also received marketing clearance from the FDA for the GOODKNIGHT (TM) 318 home-based therapeutic system for sleep apnea. The system is quiet, lightweight, easy to use and includes a high-efficiency reusable air filter. It also features an auto-sensing power supply enabling it to adapt easily to varying electrical systems. An optional compliance meter is also available to determine system utilization.

     The Company released for sale during the fourth quarter of fiscal year 1996, the DURATION (TM) extended-use heat and moisture exchange device (HME) for use with patients requiring ventilator support. The DURATION HME attaches to a breathing tube and provides humidified air, simulating the effects of normal breathing. Unlike the 24-hour use recommended for conventional HME systems, the DURATION HME can provide humidification continuously for up to seven days, thereby reducing circuit breaks, material and labor costs and, potentially, infection levels.

     During the third quarter of fiscal year 1996, the Company received marketing clearance from the FDA for two products used in the detection and treatment of obstructive sleep apnea. The OXIFLOW (TM) Recording System combines the Company's oximetry and apnea recording technology to record oxygen saturation, airflow and pulse rate, three important respiratory parameters during sleep, providing an effective, low-cost screening device for obstructive sleep apnea. The KNIGHTSTAR (TM) 335 Respiratory Support System can be used in a wide variety of settings ranging from the hospital to the sleep lab to the home to assist breathing in patients suffering from obstructive sleep apnea or respiratory insufficiency.

     During the third quarter, the Company also announced commercial availability of the KNIGHTSTAR 320B Bi-Level System, a respiratory assistance device for use in the home by patients requiring high, continuous positive airway pressure (CPAP) levels to treat periods of obstructive sleep apnea. The 320B system enhances patient comfort by offering two levels of pressure support.

     During the second quarter of fiscal year 1996, the Company received marketing clearance from the FDA for the GOODKNIGHT 314 Nasal CPAP System designed for use in the home to treat adults with obstructive sleep apnea. The system is lightweight, quiet, easy to use and offers a cost effective solution for managed care providers. The device includes a reusable, high efficiency filter that reduces the cost of replacing disposable filters.

     Technology Licenses

     During the fourth quarter of fiscal year 1996, the Company entered into an agreement with Hewlett-Packard Company (HP) whereby the Company would license to HP its proprietary fetal oximetry technology. Under the agreement, HP will use the Company's software algorithms, calibrations and fetal sensors for measuring fetal oxygen saturation in future integrated HP fetal/maternal monitors. The Company believes that fetal pulse oximetry can help clinicians make better-informed decisions regarding the status of a fetus during labor and delivery by providing information that helps them determine if the fetus is adequately oxygenated when the heart-rate pattern is non-reassuring.

     Litigation

     On May 15, 1996, the Company brought an action in Kansas Federal District Court requesting a temporary restraining order, preliminary injunction and damages against Healthdyne Technologies, Inc. (Healthdyne) and two former Company employees based on misappropriation of trade secrets, utilization of trade secrets and various other causes of action. The Company was granted a permanent injunction against Healthdyne enjoining it from utilizing the Company's trade secrets and limiting the scope of work of one of the former employees. The second employee was terminated by Healthdyne, and the Company was granted a permanent injunction against that employee relating to use of trade secrets and limiting the scope of the former employee's future work.

     The Company and several of its officers and members of its Board of Directors received notice on May 3, 1996 that they had been named as defendants in a class action lawsuit seeking unspecified damages based upon alleged violations of California state securities and other laws. The complaint alleges misrepresentations during the period from September 29, 1995 through April 16, 1996 with respect to the Company's business, particularly about the merger with Puritan-Bennett and the integration of Nellcor and Puritan-Bennett. The Company has filed a demurrer to the action and this motion is currently pending. The Company believes that the action, filed in the Superior Court of the State of California, County of Alameda, is without merit and intends to vigorously defend against the action.

     On July 11, 1995, the U.S. Federal District Court in Delaware issued a decision in favor of the Company, ruling that four key oximeter and sensor technology patents are valid and would be infringed by Ohmeda Inc. (Ohmeda), a subsidiary of BOC Health Care, Inc. (BOC), if Ohmeda sold either its adult or neonatal

OxyTip sensors for use with non-Ohmeda monitors. BOC had filed a suit against the Company in December 1992, seeking a declaratory judgment that Nellcor's patents were invalid and would not be infringed. BOC filed an appeal of the District Court's decision with the Court of Appeals Federal Circuit. On September 13, 1996, the Court of Appeals affirmed the District Court's decision.

     Capitalization

     On June 27, 1996, the Company effected a two-for-one stock split of the Company's common stock. All share and per share amounts presented herein have been adjusted to give effect to the stock split.

     International

     On September 30, 1996, the Company purchased from Century Medical, Inc. the remaining 50 percent ownership interest in Nellcor-CMI, Inc. (NCI), the Company's joint venture in Japan. NCI is now a wholly-owned subsidiary of the Company. With the greater level of investment in NCI and increased management involvement and marketing resources, the Company expects to pursue more aggressively opportunities for its products in Japan.

ACQUISITIONS

     The Company has established the strategic objectives of focusing on the diagnosis, monitoring and treatment of the respiratory-impaired patient across the global continuum of care and of growing through product line extensions, other internal developments and through acquisitions and strategic combinations in order to broaden its product line and enhance its competitive position. The following transactions are in furtherance of the Company's objectives.

     Aequitron Medical, Inc.

     On September 10, 1996, the Company announced that it had entered into an Agreement and Plan of Merger to acquire Aequitron Medical, Inc. (Aequitron) by means of a stock for stock merger of Aequitron into the Company. Under the terms of the agreement, Aequitron shareholders will receive a fraction of a share of Company common stock for each outstanding share of Aequitron common stock. The exchange ratio is tied to the average of the closing prices of the Company's common stock for the ten trading days preceding the fifth trading day before the Aequitron shareholders' meeting to approve the transaction, subject to a maximum exchange ratio of 0.440. The Agreement contemplates that the acquisition would qualify as a tax-free reorganization and a pooling-of-interests for tax and financial reporting purposes. Consummation of the acquisition is subject to the approval of Aequitron's shareholders and the satisfaction of certain other conditions contained in the Agreement and Plan of Merger.

     Aequitron is a leading producer of medical electronic respiratory products for home health care and hospital use, and wheelchair lifts and automobile hand controls for people who face mobility challenges. Aequitron, headquartered in Minneapolis, Minnesota, reported revenue of $38.5 million for the fiscal year ended April 30, 1996. The Company believes that Aequitron's product line complements its existing product lines and includes compact, portable ventilators which fill an important gap in the Company's ventilator product line. The acquisition of Aequitron, the Company believes, will allow it to have the broadest ventilator product line in the medical device industry.

     Infrasonics

     On June 27, 1996, the Company acquired Infrasonics in a stock-for-stock merger. Under the terms of the Agreement and Plan of Merger, Infrasonics shareholders received .12 share of Company common stock for each Infrasonics share, resulting in the Company issuing approximately 2.6 million shares, valued at $62 million based upon the closing price of the Company's common stock on June 27, 1996. Additionally, outstanding options to acquire Infrasonics common stock were assumed by the Company and converted into options to acquire approximately 130,000 shares of Company common stock. Infrasonics is a respiratory equipment manufacturer of infant and adult ventilators and accessories and filled a gap in the Company's product lines with its infant and high frequency ventilators.

     Puritan-Bennett Corporation

     On August 25, 1995, the Company completed the acquisition of Puritan-Bennett. Under the terms of the Agreement and Plan of Merger, Puritan-Bennett shareholders received .88 share of Company common stock for each Puritan-Bennett share, resulting in the Company issuing approximately 23.2 million shares, valued at approximately $600 million based on the closing price of the Company's common stock on August 25, 1995. Additionally, outstanding options to acquire Puritan-Bennett common stock were replaced with options to acquire approximately 1,047,000 shares of Company common stock. The Company believes that the acquisition of Puritan-Bennett represented the combination of market leaders in patient safety monitoring and respiratory products to create the preeminent company serving the needs of the respiratory impaired patient worldwide.

     Melville Software

     On August 23, 1995, the Company acquired Melville Software Ltd. (Melville), a privately held Canadian company that manufactures and markets sleep diagnostic products used primarily in sleep labs, including SANDMAN (TM), a line of sleep disorder diagnostic systems sold primarily in the United States and Canada.

PRODUCTS

     The Company believes that it provides the most comprehensive line of products for the monitoring, diagnosis and treatment of the respiratory-impaired patient across the spectrum of acute, alternate and home care. The Company's product lines include pulse oximetry monitors and sensors, critical care and portable ventilators, home oxygen therapy products, sleep apnea diagnostic and therapy products and medical gas products and distribution systems. The following is a summary description of the Company's products.

HOSPITAL BUSINESS PRODUCT LINES

     OXIMETRY PRODUCTS

     Instruments

     The Company's principal oximetry instruments are the N-180, N-185 and N-200 pulse oximeters and the N-20 and N-30 portable pulse oximeters. The N-180, N-185 and N-200 pulse oximeters provide continuous monitoring of arterial blood oxygen saturation and heart rate and are designed for use in all areas of the hospital, including intensive care units, intermediate care and step-down units and general care floors, and in the alternate site care market, including surgicenters, subacute care and skilled nursing facilities and the home.

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

     In the first quarter of fiscal year 1994, the FDA notified the Company that the N-400 fetal pulse oximeter must be submitted for approval for marketing clearance in the United States under Premarket Approval Application (PMA) regulations and not under the 510(k) premarket notification clearance process. A PMA application, compared to the 510(k) procedures, requires more laboratory and clinical testing data and more detailed design and manufacturing information, and therefore, requires more time for the gathering of data and preparation of the PMA application. Historically, the time elapsed between the submission of a PMA application and receipt of premarket approval is significantly longer than that for clearance to market under the 510(k) procedures. Since being informed of the need to file a PMA for the N-400, the Company focused on finalizing an IDE protocol to be used in the conduct of United States clinical trials of the N-400. In the fourth quarter of fiscal year 1995, the Company filed an application for an IDE for the N-400 with the FDA. Clinical trials, which will evaluate the N-400 fetal pulse oximeter as a tool to reduce Cesarean sections, are underway. Given the uncertainties and delays associated with the FDA and the PMA process, there can be no assurance that the Company will receive approval from the FDA to market the N-400 in the United States or, when such approval, if it is granted, can be expected. For a summary discussion of the FDA regulatory framework, see "Regulatory Matters" and "Business Considerations" below.

     OEM Modules

     The Company's OEM oximetry modules are sold to manufacturers of multi-parameter monitoring systems which incorporate the Company's oximetry technology into their own systems. See "Competition" below. The Company currently has agreements with 49 OEM customers. These customers include medical equipment manufacturers in the United States, Europe, Asia, Japan and Latin America. During fiscal year 1996, 14 new OEM agreements were entered into with, among others, Hellige GmbH, Nascor Pty. Ltd., NEC Corporation, Vivisol S.R.L. and Spegas Industries Ltd.

     Multi-function Monitors/Systems

     During the fourth quarter of fiscal year 1995, the Company received marketing clearance from the FDA for the first two modules of the NELLCOR SYMPHONY monitoring system, the N-3000 pulse oximeter and the N-3100 noninvasive blood pressure monitor. The NELLCOR SYMPHONY monitoring system is designed for use primarily in noncritical care areas throughout the hospital, particularly on the general care floor, as well as in alternate care settings. The N-3000 incorporates OXISMART (TM) advanced signal processing and alarm management technology and is designed to address the problem of nuisance alarms by identifying and rejecting artifacts caused by patient movement or electronic and optical noise interference, resulting in enhanced performance in high-motion, low-perfusion patient environments. The N-3100 blood pressure monitor incorporates advanced noninvasive blood pressure monitoring and employs clinically proven oscillometric technology.

     During the fourth quarter of fiscal year 1996, the Company received marketing clearance from the FDA for two new additions to the NELLCOR SYMPHONY monitoring system: a three-lead ECG monitoring option for the N-3000 pulse oximeter; and the N-3200 display/printer for viewing and printing ECG and other parameters. The ECG monitoring option on the N-3000 expands the versatility of the Company's most advanced pulse oximeter, which can be used as a standalone monitor or in combination with other NELLCOR SYMPHONY monitors. The N-3200 display/printer provides the benefits of a high-resolution display and printouts of waveforms and trends for any of the NELLCOR SYMPHONY monitors. The N-3200 can be shared among several NELLCOR SYMPHONY monitors, offering flexibility and cost efficiency. The display and print formats can be configured for individual preferences and offer a choice of seven languages for viewing data.

     The Company's ULTRA CAP (R) N-6000 combination pulse oximeter/capnograph combines pulse oximetry with advanced carbon dioxide monitoring technology. While providing continuous monitoring of arterial blood oxygen saturation, the N-6000 also measures the concentration of carbon dioxide in a patient's breath. In some clinical situations, abnormal patterns and levels of carbon dioxide may indicate a ventilation problem before blood oxygen levels become depressed. The ULTRA CAP monitor is designed for use primarily in critical care settings, particularly intensive care units, hospital emergency rooms and post-anesthesia care units, and can be used in other hospital settings such as the operating room and during intra-hospital transport. Pryon Corporation (Menomonee Falls, Wisconsin) designed and manufactures the ULTRA CAP for Nellcor on a private label basis.

     The Company's OXINET (R) II central station network is designed for use in hospital and alternate care settings and allows for the continuous monitoring of up to thirty patients from one centralized location using NELLCOR SYMPHONY monitors and a central computer display.

     Oximetry Sensors

     The Company produces and sells a full line of proprietary adhesive (patient dedicated) and reusable oxygen transducers (reusable sensors) for use with the Company's own instruments, monitors and monitoring systems incorporating the Company's OEM oximetry module, and monitors and monitoring systems licensed to use the Company's sensors. The Company's sensors include the adhesive (patient dedicated) OXISENSOR (R) II line of sensors, the combination adhesive/reusable OXICLIQ (R) sensor line and reusable sensors such as the DURASENSOR (R), DURA-Y (R), and OXIBAND (R) oxygen transducers. During fiscal year 1996, the Company expanded its sensor recycling program which now includes more than 500 hospitals in the United States. Hospitals participating in the recycling program are able to reduce sensor costs and medical waste by purchasing adhesive sensors that have been returned to the Company for recycling. The recycling process consists of re-manufacturing, testing and sterilization of the sensors.

     End-Tidal CO(2) Detector/Indicator

     The Company's EASY CAP (R) and PEDI-CAP (TM) end-tidal CO(2) detectors are disposable, noninvasive carbon dioxide detection devices used in emergency departments, on resuscitation carts and during patient transport. These single-use devices contain a specially-impregnated paper which reacts to the presence of carbon dioxide by changing color and provide a quick and easy way to verify and monitor correct endotracheal tube placement during emergency situations. The STAT CAP (R) airway CO(2) indicator is a small (hand-held), light-weight, electronic instrument that provides a semi-quantitative estimate (a numerical range) of end-tidal CO(2). Its durability, portability and long battery life make the STAT CAP indicator particularly well-suited for use in emergency care and transport, both in the hospital and ambulance. The STAT CAP can assist clinicians in verifying proper placement of an endotracheal tube and can be used in emergency situations to evaluate ventilation or effectiveness of cardio pulmonary resuscitation.

     In fiscal year 1996, sales of the Company's oximetry products, which include oximetry instruments (including the N-3000 pulse oximeter), sensors and OEM modules, accounted for more than thirty five percent of the Company's net revenue. This is comparable to the portion of the Company's net revenues accounted for by sales of oximetry products in each of fiscal years 1995 and 1994.

     VENTILATOR AND RELATED PRODUCTS

     7200 (R) Series Ventilator System

     The 7200 Series ventilator system is a critical care ventilator purchased primarily by hospitals to assist or manage patient respiration in a variety of acute care settings. The 7200 Series ventilator is designed to ease the work of patient breathing and lessen patient discomfort. It automatically performs pulmonary function diagnostic tests and reduces therapists' time attending to patients and preparing the ventilator for patient use. The 7200 Series Ventilator is finding increasing use in sub-acute care settings, where chronically Ventilator-dependent patients, who are otherwise stable, require sophisticated ventilation modes to improve the prospects of weaning. The 7200 Series ventilator is sold in three basic configurations to cover the wide range of cost/performance applications and provides upgrade paths to incorporate new options as they become available.

     INFANT STAR (TM) Ventilators

     The INFANT STAR Ventilator, the first demand-flow ventilator based on microprocessor technology, can be used on premature and fully-developed infants and children and incorporates solid-state pressure transducers that precisely regulate airflow. The INFANT STAR Ventilator was the first ventilator designed with a self-contained battery and battery charger to provide uninterrupted operation during periods of electrical brownout or power failure. The Company offers an upgrade package for this system to permit high frequency ventilation (HFV).

     The INFANT STAR High Frequency Ventilator (HFV Star) has computer software enhancements that allow conventional and/or high frequency ventilation. Conventional infant ventilators have breathing rates of up to 150 breaths per minute. These low breathing rates, which are accompanied with high and relatively long duration pressures, can result in damage to an infant's lung tissue and respiratory trauma. The HFV Star delivers up to 1,320 breaths per minute with relatively low and very short duration pressures.

     ADULT STAR (TM) Ventilators

     The ADULT STAR Ventilator is similar to the INFANT STAR Ventilator except that it delivers a fixed volume of air/oxygen, precisely controlled by microprocessors and solid-state pressure transducers. The ADULT STAR Ventilator also collects and displays patient data such as breathing rate, volume of air delivered, trends in ventilation parameters and pulmonary mechanics. This data allows clinicians to monitor certain longer term changes in a patient's breathing condition and to adjust ventilation and treatment accordingly. The ADULT STAR High Frequency Ventilator is a fully microprocessor controlled, pressure-preset, time cycled, high frequency ventilator. It delivers from 60 to 600 breaths per minute while monitoring airway temperature, oxygen concentration and pressure.

     COMPANION (R) 2801 Portable Ventilator

     The COMPANION 2801 Portable Ventilator is marketed and sold outside the United States for patients requiring breathing assistance as a result of neuromuscular disease, chronic obstructive pulmonary disease or spinal cord injury. The COMPANION 2801 Portable Ventilator is compact in size, operates from either AC power or 12VDC battery power and incorporates an internal battery for short-term emergency power outages. The COMPANION 2801 Portable Ventilator can be used at the patient's bedside, mounted on wheelchairs or in automobiles and airplanes. Portable ventilators offer a reduced cost alternative to hospital care for patients who can be discharged to their home or a skilled nursing facility or other alternate care site. The Company manufactures the COMPANION 2801 Portable Ventilator in the Republic of Ireland.

     7250 (R) Metabolic Monitor

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

     In fiscal year 1996, sales of the Company's ventilator products accounted for more than twenty percent of the Company's net revenue. This is comparable to the portion of the Company's net revenues accounted for by sales of ventilator products in fiscal year 1995. In fiscal year 1994, sales of the Company's ventilator products accounted for approximately twenty four percent of the Company's net revenues.

     CLINIVISION (R)

     CLINIVISION is a personal, computer-based, patient care and respiratory therapy department management information system that integrates the patient data captured and processed by the 7200 series ventilator, as well as other clinical data, into a management information system that can be used by respiratory therapy department directors and therapists to manage and monitor patient care and staffing requirements. Once interfaced to the host hospital's information system, CLINIVISION electronically handles admitting, discharge, transfer, and order entry data, as well as transmitting billing and results reporting. RADIOLINK (TM) 3.0 allows users to transfer new work orders or work order changes to therapists while working in remote parts of the hospital. The RADIOLINK product uses spread spectrum radio frequency transmission, adding cable-free data communication capabilities to the CLINIVISION system. With RADIOLINK 3.0, the Company has also added electronic mail, allowing supervisors to relay messages from any workstation to therapists on the floor. PHONELINK (TM) 2.0 allows therapists to download information from any phone, rather than having to return to the hospital or office to transfer information. CLINIVISION "Lite" is an entry level, lower cost single workstation system that enables smaller hospitals to take advantage of productivity tools they need but without as substantial a capital outlay.

HOMECARE BUSINESS PRODUCT LINES

     OXYGEN THERAPY

     Oxygen Concentrators

     The Company's principal home oxygen therapy products are oxygen concentrators and liquid oxygen systems. The COMPANION (R) 492a and 590 oxygen concentrators (four and five liter per minute capacity units) extract oxygen from room air and provide a supply of oxygen to home-bound patients who require a continuous supply of oxygen and whose prescribed flow rates do not exceed five liters per minute. The COMPANION 492a and 590 oxygen concentrators incorporate an optional OCI (TM) indicator (Oxygen Concentration Indicator) that continuously monitors the oxygen percentage of the output of the device and alerts the patient in the event of performance degradation, automatically shutting the device down in the event of significant deterioration. In the event of such a shut down, the patient reverts to an alternate supply of oxygen. By utilizing an oxygen concentrator at home, a patient reduces the frequency with which a finite oxygen supply needs to be renewed. The OCI indicator option on the COMPANION 492a and 590 allows a home care provider to verify over the phone that the concentrator is generating high oxygen concentrations, detect problems early before they become expensive and reduce trips for routine filter replacement.

     Liquid Oxygen Systems

     For patients requiring a continuous supply of oxygen, the Company also manufactures several liquid oxygen systems. Liquid oxygen systems store oxygen at a very low temperature in liquid form. The Company's stationary unit can be refilled at home and can be used to fill a portable device, thereby permitting enhanced patient mobility. The COMPANION 550 ambulatory unit for mobile patients utilizes a proprietary, pneumatic oxygen conserving device that requires no batteries and is significantly smaller and lighter than its predecessor, while providing essentially the same duration of use. The COMPANION or Mark "Low Loss" Oxygen Reservoir is designed to refill portable liquid oxygen units for extended periods of time with reduced evaporation loss.

     Gas Products

     The production and distribution of medical gases represents the Company's oldest product line. The Company is the largest producer of nitrous oxide in North America. This gas is used in anesthesia and analgesia and is sold by the Company under its own label and through distributors. The Company also distributes other medical gases, including oxygen, Sodalime (used to absorb CO(2) during anesthesia) and special gas mixtures that are used for calibration, testing, and other purposes. The Company also manufactures the hospital distribution systems for medical gases.

     Spirometry

     The RENAISSANCE (R) Spirometry System is used to test lung function in patients with asthma and other breathing impairments. The RENAISSANCE Spirometry System consists of the PB100 Spirometer, a small, hand held spirometer that offers true portability, and a base station used for downloading patient information to a choice of printers, along with the option of sending patient data to a computer. RENAISSANCE

Spirometry System's patient data memory card and the rechargeable batteries allow testing of multiple patients at off-site locations.

     In fiscal year 1996, sales of the Company's oxygen therapy products accounted for more than twenty percent of the Company's net revenue. This is comparable to the portion of the Company's net revenues accounted for by sales of oxygen therapy products in each of fiscal years 1995 and 1994.

     GLOBAL SLEEP SOLUTIONS GROUP

     During the past year, the Company combined five sleep medicine business units to create the Global Sleep Solutions Group to offer the broadest available product line for monitoring, diagnosing and treating patients with sleep disorders, as well as those requiring chronic ventilatory support.

     Sleep Diagnostic Products

     The Company designs, manufactures and markets infant and adult apnea monitors, recorders and diagnostic systems for use in the hospital and the home. The Company's ASSURANCE(R) 2000 Heart and Respiration Monitor provides continuous noninvasive monitoring to detect central apnea, slow breathing, and slow and fast heart rate. The addition of the EDENTREND(R) Memory Module to the ASSURANCE 2000 enables the monitor to record, store and report alarm events for up to 45 days. In the second quarter of fiscal year 1994, the Company introduced for sale outside of the United States the ASSURANCE(R) 3000 Heart and Respiration Monitor. The ASSURANCE 3000 Heart and Respiration Monitor has more memory than the ASSURANCE 2000 and is lighter and more compact.

     The Company's EDENTRACE II (TM) Recording System is designed to assist in the diagnosis of sleep apnea in sleep labs, hospitals, clinics and the home. The recording system monitors and records heart rate, respiratory effort, airflow, oxygen saturation with motion annotation, body position and snoring sounds. The EDENTRACE II PLUS Recording System, like the EDENTRACE II, is designed to assist in the diagnosis of sleep apnea. However, the EDENTRACE II PLUS Recording System can be used on infants as well as adults. The Company also markets the EDENTRACE(R) Analysis Software for use with the EDENTRACE II and the EDENTRACE II PLUS Recording Systems to aid clinicians in the archiving, retrieval and analysis of patient data.

     On August 23, 1995, the Company acquired Melville Software Ltd. (Melville), a privately held Canadian company that manufactures and markets sleep diagnostic products used primarily in sleep labs, including the SANDMAN (TM) polysomnography system, a flexible computer software based product used in sleep labs that is capable of recording up to 64 physiological parameters.

     During the third quarter of fiscal year 1996, the Company received marketing clearance from the FDA for the OXIFLOW Recording System which combines the Company's oximetry and apnea recording technology to record oximetry, airflow and pulse rate, three important respiratory parameters during sleep, providing an effective, low-cost screening device for obstructive sleep apnea.

     Sleep Therapy Products

     The Company manufactures the KNIGHTSTAR 320 I/E BI-LEVEL (TM) Respiratory System, a therapeutic device for patients with adult sleep apnea, the temporary cessation of breathing while asleep and requiring higher respiratory pressures to overcome airway obstruction.

     During the fourth quarter of fiscal year 1996, the Company received marketing clearance from the FDA for the GOODKNIGHT 318 home-based therapeutic system for obstructive sleep apnea. The system is quiet, lightweight, easy to use and includes a high-efficiency reusable air filter. It also features an auto-sensing power supply enabling it to adapt easily to varying electrical systems. An optional compliance meter is also available to determine system utilization.

     During the third quarter, the Company received marketing clearance from the FDA for the KNIGHTSTAR 335 Respiratory Support System, a non-invasive ventilator which can be used in a wide variety of settings ranging from the hospital to the sleep lab to the home and assists breathing in patients suffering from obstructive sleep apnea or respiratory insufficiency.

     During the third quarter, the Company also announced commercial availability of the KNIGHTSTAR 320B Bi-Level System, a respiratory assistance device for use in the home by patients requiring high, continuous positive airway pressure (CPAP) levels to treat periods of obstructive sleep apnea. The 320B enhances patient comfort by offering two levels of pressure support.

     In late January 1994, the Company acquired SEFAM S.A. (SEFAM), a French manufacturer of sleep diagnostic and therapeutic products. SEFAM products include the REM+ CONTROL CPAP device for treating sleep disorders and the RESPISOMNOGRAPHE and the MINISOMNO (TM) diagnostic systems used by hospital sleep labs and home care providers.

     In May 1995, the Company acquired Pierre Medical, S.A (Pierre Medical). Pierre Medical manufactures and markets noninvasive ventilators, sleep apnea therapy systems, oxygen concentrators and related respiratory products for sale in Western Europe, primarily in France and Germany. Its products include the O'MEGA (TM) oxygen concentrator for patients requiring supplemental oxygen, the O'NYX (TM) noninvasive ventilator that provides bilevel pressure (ventilation) for patients who have difficulty breathing, and the MORPHEE PLUS (TM) computerized, nasal CPAP device that administers air pressure to a patient's airway, via nasal mask, for treatment of obstructive sleep apnea. The Company may seek United States marketing clearance for select Pierre Medical products.

AERO SYSTEMS

     Through its wholly-owned subsidiary, Puritan-Bennett Aero Systems Co.
(Aero), the Company also manufactures and markets emergency oxygen systems (both crew and passenger), passenger service units and video systems for aircraft. Aero's Airborne Closed Circuit Television division (ACCTV(TM)) manufactures and markets closed circuit video systems that provide remote viewing of internal and external areas of an aircraft for aircraft safety purposes, as well as providing landscape camera views for in-flight passenger entertainment.

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

     As the Company's existing products reach life cycle maturity, the Company's ability to develop or acquire new products and technologies increases in importance. The Company has and will continue to pursue technology and new product and business acquisition opportunities intended to broaden the Company's product offerings. Such activities may result in increased expenses which could have an adverse impact on the Company's net income.

MARKETS

     Customers

     The Company's traditional customers have been the critical care units of hospitals, for example, operating rooms, post-anesthesia recovery rooms and intensive care units. However, with the increasing pressure to lower health care costs, more patients are being treated in lower-cost areas in and outside the hospital. The Company's products are now purchased for use throughout the hospital, including intermediate care and step-down units, labor and delivery rooms, emergency rooms and general care floors, and marketed and sold into the alternate site care market, including surgicenters, subacute care and skilled nursing facilities, ambulatory emergency care settings and the home. With the acquisition of Puritan-Bennett, the home care market has become a more significant part of the Company's customer base. The Company's sales are broadly based, and no individual customer accounts for more than 10% of the Company's total net revenues.

     Market Trends

     As health care increasingly becomes managed care, patient care is shifting to lower-cost areas of the hospital and alternate care sites outside of the hospital, including subacute care centers, skilled nursing facilities and the home. Additionally, in an effort to create larger, more cost-effective entities capable of competing for managed care contracts, health care providers are consolidating and vertically integrating, and joining local or regional multiple health care provider systems in greater numbers. As a result of these ongoing changes in the delivery of health care, the Company expects that a greater proportion of its future revenue will come from sales of its products to a smaller customer base, primarily comprised of larger, consolidated health care providers and buying groups, and from sales of its products into the growing alternate site care market, especially the home. Moreover, in the current health care business environment, hospitals, which are the Company's principal customers, face increasing pressure to control costs. This pressure may, in the future, lead to a decrease in the average selling prices for a number of the Company's products, which could adversely affect the Company's gross margin.

MARKETING AND SALES

     North America. In North America, the Company sells its products principally through its direct sales force, supplemented by several full-line sales distributors, rental and "just-in-time" distributors and several sensor distributors. The Company's sales force is consolidated under area directors and regional business managers who oversee the sales force for the hospital and home care markets and sensor and ventilator specialists. The Company also employs clinical consultants (CCs), who are typically registered nurses, respiratory therapists or nurse anesthetists, and who provide customers with continuing education and in-service training on the use of the Company's products. The CCs also maintain contact with clinicians and medical organizations to educate medical professionals on new clinical applications for monitoring or assessment for which the Company's products can be used. The Company's CC organization is accredited by the American Nurses Association as a provider of continuing nursing education.

     Latin America. Sales into Latin America are through distributors. The Company has distributors in all major Latin American countries, including Mexico and Brazil.

     Europe. The Company has devoted significant resources to the development of its European markets and administrative infrastructure. The Company continues to expand sales, service and distribution efforts in this market. Through its acquisition of Puritan-Bennett and Pierre Medical, the Company has broadened its product offerings in the European home care market. The Company has sales and marketing offices and a direct sales force throughout Western Europe, including in the Netherlands, France, Germany, the United Kingdom, Italy and Belgium. Sales in Europe are made through the Company's direct sales force and distributors.

     Asia. The Company has a sales and marketing office in Hong Kong. The Company has distributors in most major countries in Asia.

     Japan. In fiscal year 1995, the Company increased to 50 percent its ownership interest in NCI, the Company's Tokyo-based joint venture with Century Medical, Inc. (CMI). On September 30, 1996, the Company purchased from CMI the remaining 50 percent ownership interest in NCI. NCI is now a wholly-owned subsidiary of the Company. With the greater level of investment in NCI and increased management involvement and marketing resources, the Company plans to pursue more aggressively opportunities for the Company's products in Japan. The Company sells its products in Japan through NCI's direct sales force and distributors.

     Sales outside the United States (including sales by the Company's subsidiaries) accounted for approximately 32 percent of net revenue in fiscal year 1996, 30 percent of net revenue in fiscal year 1995 and 24 percent of net revenue in fiscal year 1994. Financial information concerning the Company's foreign and domestic operations and export sales is found in Note 16 to the Financial Statements in the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

     Timing of Orders and Shipments; Backlog. Historically, orders in the first fiscal quarter have been lower than in the second, third and fourth quarters. Of the orders received by the Company in any fiscal quarter, a disproportionately large percentage has typically been received and shipped toward the end of that quarter. Accordingly, backlog has historically been modest and not an accurate predictor of future revenues, and results for a given quarter can be adversely affected if there is a substantial order shortfall late in that quarter. Total backlog at the end of fiscal year 1996 and fiscal year 1995 was approximately $57 million and $89 million, respectively. The decrease in fiscal year 1996 backlog was due primarily to lower ventilator and Aero Systems product order backlog levels.

COMPETITION

     The medical device industry is characterized by rapidly evolving technology and increased competition. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of these competitors may have substantially greater capital resources, research and development staffs and experience in the medical device industry, including with respect to regulatory compliance in the development, manufacturing and sale of medical products similar to those offered by the Company. See "Business Considerations" below for a further discussion on competition.

     The Company's principal competitor in pulse oximetry in the United States is Ohmeda, a subsidiary of BOC. The Company and BOC have cross-licensed certain patents from one another (see "Licenses and Patents" and "Item 3. Legal Proceedings." below). The Company also faces competition from manufacturers of multi-parameter monitoring systems, including Hewlett-Packard Co., SpaceLabs Medical, Inc., Datascope Corporation and Protocol Systems, Inc., whose systems frequently include pulse oximetry. In response, the Company sells OEM oximetry modules and has licensed certain systems manufacturers to make their instruments compatible with the Company's sensors. The Company has entered into OEM and/or licensing agreements with the major systems manufacturers in the United States, including Hewlett-Packard Co., SpaceLabs Medical, Inc., Datascope Corporation and Protocol Systems, Inc.

     The Company's principal competitors in ventilation are Bird Products, Inc., Draeger, Inc. and Siemens Medical Systems, which compete with the Company in the acute care, adult and infant ventilation markets. In the sleep diagnostics and sleep therapy markets, the Company's principal competitors are Healthdyne, Inc., Respironics, Inc. and Resmed, Inc. In the oxygen therapy markets the Company's principal competitors are Invacare Corporation, Caire, Inc. and Sunrise Medical, Inc.

RESEARCH AND DEVELOPMENT

     The principal focus of the Company's research and development effort is to apply technology to well-defined clinical problems through innovative engineering. In this process, the Company is also focused on the development of products specifically designed to meet customer demands for performance, cost-effectiveness and environmental responsibility. Introduction of any product now under development will require completion of development and engineering work, successful conclusion of clinical trials, compliance with regulatory procedures and the transfer of the product to production. There can be no assurance that the Company's product development work will result in viable new products. The Company's research and development expenditures were approximately $54.3 million (8% of net revenue) in fiscal year 1996, $49.1 million (8% of net revenue) in fiscal year 1995 and $50.7 million (9% of net revenue) in fiscal year 1994.

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

     The Company produces some components for its own products made from a wide variety of raw materials that are generally available in quantity from alternate sources of supply.

     Because the Company believes that prompt shipment of orders is important to compete effectively, the Company maintains substantial inventories of raw material, work in process and finished goods to be able to respond rapidly to customer demands. Should the Company's order forecasts exceed the orders actually achieved, excess inventories may prove unsalable or salable only at reduced prices. The Company maintains reserves for obsolete or excess inventory which it believes to be adequate.

LICENSES AND PATENTS

     At July 7, 1996, the Company held 155 United States patents and 126 patents in foreign countries. The Company also has patent applications pending in the United States and in selected foreign countries covering features of its current products and products under development. There can be no assurance that any patents will be issued on the pending applications or that any of its issued patents will withstand challenge. Although the patents that the Company has been issued are of value and those for which the Company has applied would be of additional value, the Company believes that other factors are of greater competitive importance (see "Business Considerations" beginning on page 17 below).

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

     As part of the settlement in 1986 of a patent infringement claim brought against the Company by BOC, the parent corporation of Ohmeda, one of the Company's principal competitors, the Company and BOC entered into cross licenses of certain oximetry patents.

REGULATORY MATTERS

     FDA Regulation

     The Company manufactures and sells medical devices. The FDA regulates the development, testing, manufacturing, packaging, distribution and marketing of medical devices in the United States, including the products manufactured by the Company. The development, testing, manufacturing, packaging, distribution and marketing of medical devices in the United States are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug, and Cosmetic Act (the "1976 Amendments"), the Safe Medical Devices Act of 1990, the Medical Device Amendments of 1992 and additional regulations promulgated by the FDA. The State of California (through its Department of Health Services ("DHS")), where the Company has manufacturing plants, as well as other states, also regulate the manufacture of medical devices. The Company believes that it is substantially in compliance with applicable FDA and DHS regulations.

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

     FDA/Puritan-Bennett Consent Decree

     Puritan-Bennett has been subject to significant FDA enforcement activity with respect to its operations in recent years. In January 1994, Puritan-Bennett entered into a consent decree with the FDA pursuant to which Puritan-Bennett agreed to maintain systems and procedures complying with the FDA's good manufacturing practices regulation and medical device reporting regulation in all of its device manufacturing facilities. Burton A. Dole, Jr., Puritan-Bennett's former Chairman, President and Chief Executive Officers is a party to the consent decree. Under the terms of the Agreement and Plan of Merger between the Company and Puritan-Bennett, Mr. Dole became the Chairman of the Company's Board of Directors in August 1995.

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

PRODUCT LIABILITY EXPOSURE

     Because most of the Company's products are intended to be used on patients who are physiologically unstable and may be severely ill, the Company is exposed to serious potential product liability claims. From time to time, patients on whom the Company's products are being used will sustain injury or death related to their medical treatment or condition, and this could lead to product liability claims against the Company. The Company has received notice of claims of product liability in the ordinary course of its business. The Company believes that none of these claims, either alone or in the aggregate, will have a material adverse affect on the Company's financial position or results of operation. There is no assurance, however, that the Company will not in the future be subject to claims that could have a material adverse impact on the Company's financial position, results of operations, reputation or ability to market its products.

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

EMPLOYEES

     At July 7, 1996, the Company had a total of 4,742 employees, including 3,170 employees in the United States, 522 employees in Europe, 955 employees in Mexico and 95 employees in other countries.

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

     Other than a total of approximately 15 employees, none of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding current executive officers on the Company's Executive Management Committee who are not also directors.

                 NAME                    AGE              POSITION WITH THE COMPANY
---------------------------------------  ---   ------------------------------------------------
Boudewijn Bollen.......................  50    Executive Vice President, Worldwide Sales and
                                                 Distribution
Laureen DeBuono........................  39    Executive Vice President, Human Resources,
                                               General Counsel and Secretary
Michael P. Downey......................  49    Executive Vice President, Chief Financial
                                               Officer
Russell D. Hays........................  51    Executive Vice President, President, Hospital
                                               Business
David J. Illingworth...................  43    Executive Vice President, President, Homecare
                                                 Business
Kenneth Sumner, Ph.D...................  54    Vice President, Regulatory/Clinical Affairs and
                                               Quality Assurance
David B. Swedlow, M.D..................  50    Senior Vice President, Medical Affairs and
                                               Technology Development

     MR. BOLLEN joined the Company in 1986 as Vice President Marketing and Sales in Europe, became Managing Director, Europe, in April 1989, and Vice President and Managing Director, Europe, in September, 1991. Mr. Bollen currently serves as Executive Vice President, Worldwide Sales and Distribution. Prior to joining the Company, Mr. Bollen was Director of Marketing and Sales in Europe with Bentley Laboratories, Inc., a manufacturer of specialized monitoring and medical equipment.

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

     MR. HAYS joined the Company in June 1995 as Executive Vice President, Nellcor Operations and currently serves as Executive Vice President, President, Hospital Business. Prior to joining the Company, Mr. Hays served as the President and Chief Executive Officer of Sequenom from 1993 to 1995. Previously, Mr. Hays served as President and Chief Executive Officer of Enzytech, Inc. from 1992 to 1993, and in various capacities at Baxter Healthcare Corporation from 1985 to 1992. He also served as a General Manager at Stryker Corporation from 1981 to 1985 and in various capacities at Baxter Travenol Laboratories, Inc. from 1976 to 1981.

     MR. ILLINGWORTH joined the Company in January 1993 as Vice President, Field Operations. Mr. Illingworth currently serves as Executive Vice President, President, Homecare Business. Prior to joining the Company, Mr. Illingworth worked for 14 years in sales and management with General Electric Medical Systems, a manufacturer of Diagnostic Imaging Products, most recently as Western Region General Manager.

     MR. SUMNER joined the Company in September 1994 as Vice President, Regulatory/Clinical Affairs and Quality Assurance. Immediately prior to joining the Company, Mr. Sumner served as Vice President, Regulatory Affairs and Quality Assurance with Cytyc Corporation, a privately-held medical device company. From 1990 to 1993, Mr. Sumner was with the Cardiology Group of C.R. Bard, Inc. as Vice President, Medical and Regulatory Affairs, and, from 1980 to 1990, Mr. Sumner was Director of Clinical and Regulatory Affairs at Zimmer, Inc., an orthopedic medical device division of Bristol-Myers Squibb, Co.

     DR. SWEDLOW joined the Company in June 1987 as Vice President, Medical Affairs and currently serves as Senior Vice President, Medical Affairs and Technology Development. Prior to joining the Company, Dr. Swedlow was employed by the University of Pennsylvania as an Assistant Professor of Anesthesia and Pediatrics at the University of Pennsylvania School of Medicine and as an Anesthesiologist and Critical Care Attending Physician and Director of Research in the Department of Anesthesia and Critical Care of The Children's Hospital of Philadelphia.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's executive officers and directors to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the Securities and Exchange Commission ("SEC"). Executive officers and directors are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports filed. As part of a Section 16 compliance program established by the Company for its executive officers and directors, the Company undertakes to file these reports on their behalf. Based solely on its review of the Forms 3, 4 and 5 filed on behalf of its executive officers and directors, the Company believes that, during the fiscal year ended July 7, 1996, all
Section 16(a) filing requirements applicable to its executive officers and directors were complied with pursuant to SEC rules.

BUSINESS CONSIDERATIONS

     The Company is an FDA regulated business operating in the rapidly changing health care industry. From time to time the Company may report, through its press releases and/or Securities and Exchange Commission filings, certain matters that would be characterized as forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are beyond management's control. Such risks and uncertainties may include, among other things, the following items.

     Integration of Acquired Businesses. Since the acquisition of Puritan-Bennett, the Company has dedicated, and will continue to dedicate, substantial management resources in order to achieve the anticipated operating efficiencies from integrating the two companies. While the Company has achieved certain operating cost savings to date, difficulties encountered in integrating the two companies' operations could adversely impact the business, results of operations or financial condition of the Company. Also, the Company intends to pursue additional acquisition opportunities in the future. The integration of any business that the Company might acquire could require substantial management resources. There can be no assurance that any such integration will be accomplished without having a short or potentially long-term adverse impact on the business, results of operations or financial condition of the Company or that the benefits expected from any such integration will be fully realized.

     Managed Care and Other Health Care Provider Organizations. Managed care and other health care provider organizations have grown substantially in terms of the percentage of the population in the United States that receives medical benefits through such organizations and in terms of the influence and control that they are able to exert over an increasingly large portion of the health care industry. These organizations are continuing to consolidate and grow, which may increase the ability of these organizations to influence the practices and pricing involved in the purchase of medical devices, including the products sold by the Company.

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

     Government Regulation; Consent Decree. There has been a trend in recent years, both in the United States and abroad, toward more stringent regulation of, and enforcement of requirements applicable to, medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses. At the present time, there are no meaningful indications that this trend will be discontinued in the near-term or the long-term either in the United States or abroad.

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

     The Company has experienced and will continue to experience incremental operating costs due to ongoing compliance requirements and quality assurance programs initiated in part as a result of the FDA consent decree. The Company expects to continue to incur additional operating expenses associated with its ongoing regulatory compliance program, but the amount of these incremental costs cannot be completely predicted and will depend upon a variety of factors, including future changes in statutes and regulations governing medical device manufacturers and the manner in which the FDA continues to enforce and interpret the requirements of the consent decree. There can be no assurance that such compliance requirements and quality assurance programs will not have an adverse impact on the business, results of operations or financial condition of the Company or that the Company will not experience problems associated with FDA regulatory compliance, including increased general costs of ongoing regulatory compliance and specific costs associated with the Puritan-Bennett consent decree.

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

     Competition. The medical device industry is characterized by rapidly evolving technology and increased competition. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of these competitors may have substantially greater capital resources, research and development staffs and experience in the medical device industry, including with respect to regulatory compliance in the development, manufacturing and sale of medical products similar to those offered by the Company. These competitors may succeed in developing technologies and products that are more effective than those currently used or produced by the Company or that would render some products offered by the Company obsolete or noncompetitive. Competition based on price is expected to become an increasingly important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry. Such competition has exerted, and is likely to continue to exert, downward pressure on the prices the Company is able to charge for its products. The Company may not be able to offset such downward price pressure through corresponding cost reductions. Any failure to offset such pressure could have an adverse impact on the business, results of operations or financial condition of the Company.

     New Product Introductions. As the Company's existing products become more mature and its existing markets more saturated, the importance of developing or acquiring new products will increase. The development of any such products will entail considerable time and expense, including research and development costs and the time and expense required to obtain necessary regulatory approvals, which could adversely affect the business, results of operations or financial condition of the Company. There can be no assurance that such development activities will yield products that can be commercialized profitably, or that any product acquisitions can be consummated on commercially reasonable terms or at all. Any failure to acquire or develop new products to supplement more mature products could have an adverse impact on the business, results of operations or financial condition of the Company.

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

     Impact of Currency Fluctuations; Importance of Foreign Sales. Because sales of products by the Company outside the United States typically are denominated in local currencies and such sales are growing at a rate that is generally faster than domestic sales, the results of operations of the Company are expected to continue to be affected by changes in exchange rates between certain foreign currencies and the United States Dollar. Although the Company currently engages in some hedging activities, there can be no assurance that the Company will not experience currency fluctuation effects in future periods, which could have an adverse impact on its business, results of operation or financial condition. The operations and financial results of the Company also may be significantly affected by other international factors, including changes in governmental regulations or import and export restrictions, and foreign economic and political conditions generally.

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

ITEM 2.  PROPERTIES.

     The Company's headquarters occupy a newly constructed 141,000 square foot two-story facility built for the Company in Hacienda Business Park, Pleasanton, California. The Pleasanton facility is being leased under a lease with an initial 12 1/2 year term with options to renew for two additional five-year periods at a rent approximating the then fair market value.

     The Company maintains a manufacturing facility and related office space in an approximately 225,000 square foot, Company-owned facility in Carlsbad, California. The Company currently leases approximately 80,000 square feet of warehouse space in Carlsbad, which will be replaced by a 100,000 square foot, Company-owned warehouse under construction. The Company also maintains manufacturing facilities and related offices in the following Company-owned facilities containing approximately the space indicated parenthetically; Lenexa, Kansas (116,000 square feet), Fountain Valley, California (24,000 square feet); Galway, Republic of Ireland (82,500 square feet); and Nancy, France (29,700 square feet).

     The Company also maintains manufacturing facilities and related offices in the following leased facilities containing approximately the space indicated parenthetically; Chula Vista, California (90,000 square feet); Sorrento, California (80,000) square feet; Indianapolis, Indiana (68,400 square feet); St. Louis, Missouri (70,000 square feet); Lenexa, Kansas (25,400 square feet); Eden Prairie, Minnesota (21,000 square feet); Tijuana, Mexico (60,000 square feet); and Lyon, France (28,600 square feet). These leases will expire or be extended at varying dates through June 2011.

     The Company expects to complete the consolidation of its facilities in Chula Vista and Sorrento, California, into its facilities in Carlsbad during fiscal year 1997.

     The Company leases additional office space in Lenexa, Kansas, which is used for certain of the Company's research and development, and Coral Springs, Florida, which is used to service Latin America. The Company leases additional space for its international operations in the Netherlands, France, United Kingdom, Belgium, Germany, Italy, Tokyo and Hong Kong.

     The Company believes that its facilities are adequate for its space requirements through fiscal year 1997. If additional space is required in the future, the Company believes that suitable facilities can readily be leased on commercially reasonable terms.

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

     On May 15, 1996, the Company brought an action in Kansas Federal District Court, requesting a temporary restraining order, preliminary injunction and damages against Healthdyne Technologies and two former Company employees based on misappropriation of trade secrets, utilization of trade secrets and various other causes of action. The Company was granted a permanent injunction against Healthdyne enjoining it from utilizing the Company's trade secrets and limiting the scope of work of one of the former employees. The second employee was terminated by Healthdyne, and the Company was granted a permanent injunction against that employee relating to use of trade secrets and limiting the scope of the former employee's future work. The Court has ongoing jurisdiction to enforce the injunctions and related matters.

     On May 3, 1996, the Company and several of its officers and members of its Board of Directors received notice that they had been named as defendants in a class action lawsuit seeking unspecified damages based upon alleged violations of California state securities and other laws. The complaint alleges misrepresentations during the period from September 29, 1995 through April 16, 1996 with respect to the Company's business, particularly about the merger with Puritan-Bennett and the integration of Nellcor and Puritan-Bennett. The Company has filed a demurrer to this action, and this motion is currently pending. The Company believes that the action, filed in the Superior Court of the State of California, County of Alameda, is without merit and intends to vigorously defend against the action.

     On July 11, 1995, the U.S. Federal District Court in Delaware issued a decision in favor of the Company, ruling that four key oximeter and sensor technology patents are valid and would be infringed by Ohmeda, a subsidiary of BOC, if Ohmeda sold either its adult or neonatal OxyTip sensors for use with non-Ohmeda monitors. BOC had filed a suit against the Company in December 1992, seeking a declaratory judgment that Nellcor's patents were invalid and would not be infringed. BOC filed an appeal of the District Court's decision with the Court of Appeals Federal Circuit. On September 13, 1996, the Court of Appeals affirmed the District Court's decision.

     In a related matter, in the third quarter of fiscal 1994, the Company agreed to settle trade secrets and patent litigation with BOC, Ohmeda and Square One Technology. Under the terms of the agreement, the patent in issue was assigned to the Company. The Company also received a $2.0 million pretax payment and receives ongoing royalties. The $2.0 million payment was recorded as non-operating income.

     In the fourth quarter of fiscal 1994, the Company agreed to settle its patent litigation with Camino Laboratories, Inc. ("Camino") of San Diego, CA. Under the terms of the settlement, Camino agreed not to sue the Company or its current or future customers relating to the use or sale of the Company's sensors and monitors intended for use with such sensors. A cash payment of $15.0 million was made by the Company to Camino and was recorded as a non-operating expense. This settlement neither recognizes the validity nor acknowledges infringement of the Camino patent at issue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS.

     A special meeting of stockholders was held on June 27, 1996. Two items were the subject of the meeting: (i) approval of the Amended and Restated Agreement and Plan of Merger, dated as of May 14, 1996, between the Company and Infrasonics and the issuance of Company common stock pursuant to the terms thereof; and (ii) approval of amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Company common stock to 150,000,000 shares and to effect a two-for-one stock split of the Company's issued stock.

     (i)Approval of Amended and Restated Agreement and Plan of Merger and issuance of Company common stock pursuant thereto

                                          BROKER
    FOR         AGAINST      ABSTAIN    NON-VOTES
-----------    ----------    -------    ----------
 20,336,667       859,713     51,596     3,386,035

     (ii)Approval of amendment to Restated Certificate of Incorporation and stock split

    FOR         AGAINST      ABSTAIN
-----------    ----------    -------
 21,119,120     3,494,531     50,360

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock is traded on the Nasdaq National Market under the symbol NELL. The following table sets forth the high and low prices for the Company's common stock as reported in that system for each quarter in the Company's fiscal years 1996 and 1995. These prices reflect interdealer prices, without retail mark-up, mark-down or commission. Prices have been adjusted to reflect a two-for-one stock split effective July 1, 1996.

                                                                    HIGH         LOW
                                                                   -------     -------
        Fiscal 1996:
          Fourth Quarter.........................................  $36.375     $23.00
          Third Quarter..........................................   36.75       27.25
          Second Quarter.........................................   31.125      23.50
          First Quarter..........................................   27.875      22.00
        Fiscal 1995:
          Fourth Quarter.........................................   23.875      18.00
          Third Quarter..........................................   19.125      15.75
          Second Quarter.........................................   17.00       14.125
          First Quarter..........................................   15.75       13.00

     At July 7, 1996, the Company had approximately 2,024 stockholders of record (not including beneficial holders of stock held in street name). The Company has not paid or declared dividends on its common stock. The Company presently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The section labeled "Selected Financial Data" appearing on page 22 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 40 through 46 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Report of Independent Accountants appearing on page 47, the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 23 through 39, and the section entitled "Selected Quarterly Data" appearing on page 47 of the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) The section labeled "Proposal One -- Election of Directors" appearing on pages 2 through 6 of the Company's Proxy Statement dated September 16, 1996 is incorporated herein by reference.

     (b) Information concerning the Company's executive officers who are not directors is set forth in Part I of this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The sections labeled "Executive Compensation" and "Nominating and Compensation Committee Report on Executive Compensation", appearing on pages 9 through 19 of the Company's Proxy Statement dated September 16, 1996 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section labeled "Beneficial Owners of Voting Securities" appearing on pages 7 and 8 of the Company's Proxy Statement dated September 16, 1996 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section labeled "Indebtedness of Management" appearing on page 14 of the Company's Proxy Statement dated September 16, 1996 are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. INDEX TO FINANCIAL STATEMENTS

     THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN THE COMPANY'S 1996 ANNUAL REPORT TO STOCKHOLDERS AND ARE INCORPORATED HEREIN BY REFERENCE PURSUANT TO ITEM 8:

                                                                              PAGE IN 1996
                                                                              ANNUAL REPORT
                                                                             TO STOCKHOLDERS
                                                                             ---------------
    Consolidated Balance Sheet at July 7, 1996 and July 2, 1995............          23
    Consolidated Statement of Operations for each of the three years in the
      period ended July 7, 1996............................................          24
    Consolidated Statement of Stockholders' Equity for each of the three
      years in the period ended July 7, 1996...............................          25
    Consolidated Statement of Cash Flows for each of the three years in the
      period ended July 7, 1996............................................          26
    Notes to Consolidated Financial Statements.............................       27-39
    Report of Independent Accountants......................................          47
    Selected Quarterly Data (Unaudited)....................................          47

     2. INDEX TO FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

     3. EXHIBITS

EXHIBIT
  NO.                                    DESCRIPTION OF EXHIBIT
-------   ------------------------------------------------------------------------------------
   2.1    Agreement and Plan of Merger, dated as of May 21, 1995, as amended, among
          Registrant, a wholly-owned subsidiary of Registrant and Puritan-Bennett Corporation
          (filed as Annex A to Form S-4 Registration Statement No. 33-61169 and incorporated herein by reference).
   2.2    Amendment No. 1 to Agreement and Plan of Merger, dated as of June 30, 1995, among
          Registrant, a wholly-owned subsidiary of Registrant and Puritan-Bennett Corporation
          (filed as Annex B to Form S-4 Registration Statement No. 33-61169 and incorporation herein by reference).
   2.3    Amended and Restated Agreement and Plan of Merger, dated as of March 10, 1996, between Registrant and Infrasonics, Inc. (filed as Appendix A to Form S-4
          Registration Statement No. 33-04683 and incorporated herein by reference).
   2.4    Agreement and Plan of Merger, dated as of September 9, 1996, between Registrant and
          Aequitron Medical, Inc.
   3.1    Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to the
          Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).
   3.2    Certificate of Determination of Preferences of Series A Junior Participating
          Preferred Stock (filed as Exhibit 3.2 to the Report on Form 10-K for the year ended
          July 7, 1991 and incorporated herein by reference).
   3.3    By-laws of Registrant, as amended (filed as Exhibit 3.3 to the Report on Form 10-K for the year ended July 3, 1994 and incorporated herein by reference).

EXHIBIT
  NO.                                    DESCRIPTION OF EXHIBIT
-------   ------------------------------------------------------------------------------------
   4.1    Amended and Restated Rights Agreement, dated as of March 8, 1996, between Registrant and The First National Bank of Boston, as Rights Agent (incorporated by reference to
          Exhibit 2.1 of Amendment No. 2 to the Registrants' Registration Statement on Form
          8-A filed with the Commission on March 14, 1996). Reference is also made to Exhibits
          3.1, 3.2 and 3.3.
   4.2    Credit Agreement, dated as of November 16, 1994, entered into by Registrant, the
          Banks Named Therein and ABN AMRO Bank N.V., San Francisco International Branch, as
          Agent (filed as Exhibit 10.1 to the Report on Form 10-Q for the period ended January
          1, 1995 and incorporated herein by reference).
  10.1    Lease Agreement dated August 17, 1983 between Registrant and Crow-Spieker-Singleton
          #87, together with Lease Amendment No. One thereto, dated January 3, 1994, Lease
          Amendment No. Two thereto, dated as of May 5, 1986, and related letters dated July
          31, 1984 and October 15, 1984 (filed as Exhibit 10.1 to Form S-1 Registration
          Statement No. 33-8211, filed August 22, 1986 and incorporated herein by reference).
  10.2    Lease Agreement dated March 31, 1986 between Registrant and Crow-Spieker-Singleton
          #115 (filed as Exhibit 10.2 to Form S-1 Registration Statement No. 33-8211, filed
          August 22, 1986 and incorporated herein by reference).
  10.3    Letters dated June 17, 1987 and April 28, 1987 relating to the terms of the Lease
          Agreement listed as Exhibits 10.1 and 10.2 (filed as Exhibit 10.4 to the Report on
          Form 10-K for the year ended June 28, 1987 and incorporated herein by reference).
  10.4    Lease Agreement dated October 21, 1987 between Registrant and Crow-Spieker-Singleton
          #87 (filed as Exhibit 19.1 to the Report on Form 10-Q for the period ended December
          27, 1987 and incorporated herein by reference).
  10.5    Lease Agreement dated July 10, 1989 between Registrant and Baja de Mar, S.A. de C.V.
          (filed as Exhibit 10.14 to the Report on Form 10-K for the year ended July 2, 1989 and incorporated herein by reference).
  10.6    Lease Agreement dated February 1, 1990 between Registrant and Eastlake Development
          Company (filed as Exhibit 19.1 to the Report on Form 10-Q for the period ended April
          1, 1990 and incorporated hereby by reference).
  10.7    First Amendment dated September 26, 1990 to Lease Agreement listed as Exhibit 10.6
          (filed as Exhibit 10.13 to the Report on Form 10-K for the year ended July 1, 1990 and incorporated herein by reference).
  10.8    Lease Agreement dated April 18. 1991 between Registrant and Britannia Developments,
          Inc. (filed as Exhibit 10.8 to the Report on Form 10-K for the year ended July 7,
          1991 and incorporated herein by reference) and the First Amendment to the Lease
          Agreement dated February 13, 1992 between the Registrant and Britannia Developments,
          Inc.
  10.9    Settlement Agreement effective as of June 1, 1986 between Registrant and The BOC
          Group (portions with respect to which confidentiality has been requested were filed separately with the request for confidential treatment) (filed as Exhibit 10.4 to
          Amendment No. 3 to Form S-1 Registration Statement No. 33-8211, filed April 16, 1987 and incorporated herein by reference).
  10.10   Settlement Agreement dated as of December 15, 1986 between Registrant and Robert F.
          Shaw and related documents (filed as Exhibit 10.21 to Amendment No. 3 to Form S-1
          Registration Statement No. 33-8211, filed April 16, 1987 and incorporated herein by reference).
 *10.11   Registrant's 1982 Incentive Stock Option Plan, as amended (filed as Exhibit 10.16 to the Report on Form 10-K for the year ended June 26, 1988 and incorporated herein by reference), and forms of documents in connection with the 1982 Plan (filed as
          Exhibit 28.1 to Amendment No. 1 to Form S-8 Registration Statement No. 33-16590,
          filed August 31, 1987 and incorporated herein by reference).

EXHIBIT
  NO.                                    DESCRIPTION OF EXHIBIT
-------   ------------------------------------------------------------------------------------
 *10.12   Registrant's 1985 Equity Incentive Plan, as amended (filed as Exhibit 10.22 to the
          Report on Form 10-K for the year ended July 1, 1990 and incorporated herein by reference) and forms of documents used in connection with the 1985 Plan (filed as
          Exhibit 10.22 to the Report on Form 10-K for the year ended July 1, 1990 and incorporated herein by reference).
 *10.13   Registrant's 1988 Stock Option Plan for Non-Employee Directors and forms of documents used in connection with such Plan, as amended (filed as Exhibit 10.13 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).
 *10.14   Registrant's 1991 Equity Incentive Plan (filed as Exhibit 10.14 to the Report on
          Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).
 *10.15   Notice of Grant of Stock Options and Stock Option Grant Agreement dated March 30,
          1988 between Registrant and Frederick M. Grafton (filed as Exhibit 10.21 to the
          Report on Form 10-K for the year ended June 26, 1988 and incorporated herein by reference).
  10.16   Fourth Amended Registration Rights Agreement dated as of December 31, 1984, January
          15, 1985, March 6, 1985, March 29, 1985 and April 19, 1985 between Registrant and certain purchasers of its securities (filed as Exhibit 10.15 to Form S-1
          Registration Statement No. 33-8211, filed August 22, 1986 and incorporated herein by reference).
  10.17   Amendment to Fourth Amended Registration Rights Agreement listed as Exhibit 10.16 dated as of August 19, 1986 (filed as Exhibit 10.21 to Amendment No. 1 to Form S-1
          Registration Statement No. 33-8211, filed September 10, 1986 and incorporated herein by reference).
  10.18   Second Amendment to Fourth Amended Registration Rights Agreement listed as Exhibit
          10.16 dated as of December 24, 1986 (filed as Exhibit 10.20 to Amendment No. 3 to
          Form S-1 Registration Statement No. 33-8211, filed April 16, 1987 and incorporated herein by reference).
 *10.19   Indemnification Agreement dated as of June 17, 1986 between Registrant and Robert S.
          Smith (filed as Exhibit 10.16 to Form S-1 Registration Statement No. 33-8211, filed
          August 22, 1986, and incorporated herein by reference).
 *10.20   Form of Indemnification Agreement entered into between Registrant and each of its directors, current officers and one former officer (filed as Exhibit 10.22 to
          Amendment No. 3 to Form S-1 Registration Statement No. 33-8211, filed April 16, 1987 and incorporated herein by reference).
  10.21   License Agreement between Registrant and Andros Analyzers Incorporated dated October
          30, 1987 (portions with respect to which confidentiality has been requested were filed separately with the request for confidential treatment) (Filed as Exhibit
          10.37 to the Report on Form 10-K for the year ended June 26, 1988 and incorporated herein by reference).
 *10.22   Letter agreement between Registrant and Paul J. Malloy, dated September 11, 1989
          (filed as Exhibit 10.18 to the Report on Form 10-K for the year ended July 2, 1989 and incorporated herein by reference), letter agreement between Registrant and James
          E. Corenman, dated May 19, 1989 (filed as Exhibit 10.19 to the Report on Form 10-K for the year ended July 2, 1989 and incorporated herein by reference), letter agreement and letter of indemnification between Registrant and Robert S. Smith dated
          August 5, 1989 (filed as Exhibit 10.20 to the Report on Form 10-K for the year ended
          July 2, 1989 and incorporated herein by reference), letter agreement between
          Registrant and Charles C. Wilson dated October 5, 1989 (filed as Exhibit 10.35 to the Report on Form 10-K for the period ended July 1, 1990 and incorporated herein by reference), letter agreement between Registrant and L. Jack Lloyd dated March 16,
          1990 (filed as Exhibit 10.36 to the Report on Form 10-K for the period ended July 1,
          1990 and incorporated herein by reference) and letter agreement between Registrant and Tibor Foldvari dated June 27, 1990 (filed as Exhibit 10.37 to the Report on Form
          10-K for the period ended July 1, 1990 and incorporated herein by reference).

EXHIBIT
  NO.                                    DESCRIPTION OF EXHIBIT
-------   ------------------------------------------------------------------------------------
 *10.23   Agreement and General Release dated as of July 24, 1991 between Registrant and
          Lauren F. Yazolino (filed as Exhibit 10.23 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference) and the First Amendment to the Agreement and General Release dated May 1, 1992.
 *10.24   Employment Agreement dated effective as of May 23, 1989 between Registrant and
          Virginia Perry, Vice President, Quality Assurance and Regulatory Affairs (filed as
          Exhibit 10.38 to the Report on Form 10-K for the period ended July 1, 1990 and incorporated herein by reference).
 *10.25   Employment Agreement dated as of September 2, 1991 between Registrant and Theodore
          H. Toch, Vice President and General Manager, Instruments (filed as Exhibit 10.25 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).
  10.26   Agreement and Plan of Reorganization dated as of March 2, 1990 by and among
          Registrant, Nellcor Merger Corporation, Radiant Systems, Inc., Jeffrey J. Alholm and
          Edward Kleban and related Letter Agreement and Exchange Agreement (filed as Exhibits
          19.2, 19.3 and 19.4 to the Report on Form 10-Q for the period ended April 1, 1990 and incorporated herein by reference).
  10.27   Buy-Sell Agreement for Rights and Products between Registrant and Colin Medical
          Instruments dated April 23, 1990, as amended July 24, 1990 (filed as Exhibit 10.34 to the Report on Form 10-K for the period ended July 1, 1990 and incorporated herein by reference).
  10.28   Amendment dated February 8, 1991 to the Buy-Sell Agreement for the Rights and
          Products listed as Exhibit 10.27 (filed as Exhibit 10.28 to the Report on Form 10-K for the period ended July 7, 1991 and incorporated herein by reference) and the
          Third Amendment dated June 1, 1992 to the Buy-Sell Agreement aforementioned.
  10.29   Stock Purchase Agreement dated August 12, 1991 among Registrant, EdenTec Corporation and the Stockholders and Optionholders of EdenTec Corporation and related Employment
          Agreements between Registrant and Edward Schuck and Bruce Bowman, respectively
          (filed as Exhibit 10.29 to the Report on Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).
  10.30   Asset Purchase Agreement dated September 20, 1991 among Registrant, Fenem, Inc.,
          Carl Fehder, M.D. and Edward Nemerovsky (filed as Exhibit 10.30 to the Report on
          Form 10-K for the year ended July 7, 1991 and incorporated herein by reference).
 *10.31   Letter agreement dated November 1, 1992, regarding Offer of Employment between
          Registrant and David J. Illingworth (filed as Exhibit 10.31 to the Report on Form
          10-K for the year ended July 4, 1993 and incorporated herein by reference).
 *10.32   Promissory Note secured by Deed of Trust, dated February 18, 1993 made by David J.
          Illingworth in favor of Registrant (filed as Exhibit 10.32 to the Report on Form
          10-K for the year ended July 4, 1993 and incorporated herein by reference).
 *10.33   Separation Agreement and General Release between Registrant and Theodore H. Toch dated as of January 15, 1993 (filed as Exhibit 10.33 to the Report on Form 10-K for the year ended July 4, 1993 and incorporated herein by reference).
 *10.34   Separation Agreement and General Release between Registrant and Walter J. McBride dated as of March 9, 1993 (filed as Exhibit 10.34 to the Report on Form 10-K for the year ended July 4, 1993 and incorporated herein by reference).
 *10.35   Separation Agreement between Registrant and Robert M. Johnson dated November 24,
          1993 (filed as Exhibit 10.35 to the Report on Form 10-K for the year ended July 3,
          1994 and incorporated herein by reference).
 *10.36   Agreement between Registrant and Virginia Perry dated March 16, 1994 (filed as
          Exhibit 10.36 to the Report on Form 10-K for the year ended July 3, 1994 and incorporated herein by reference).

EXHIBIT
  NO.                                    DESCRIPTION OF EXHIBIT
-------   ------------------------------------------------------------------------------------
 *10.37   Separation Agreement between Registrant and Julio Guardado dated May 16, 1994 (filed as Exhibit 10.37 to the Report on Form 10-K for the year ended July 3, 1994 and incorporated herein by reference).
 *10.38   Separation Agreement between Registrant and Patricia E. Bashaw dated May 27, 1994
          (filed as Exhibit 10.38 to the Report on Form 10-K for the year ended July 3, 1994 and incorporated herein by reference).
 *10.39   Agreement between Registrant and David L. Schlotterbeck dated June 13, 1994 (filed as Exhibit 10.39 to the Report on Form 10-K for the year ended July 3, 1994 and incorporated herein by reference).
 *10.40   Forms of Chief Executive Officer, Executive Officer and Key Employee Severance
          Agreements (filed as Exhibits 10.2, 10.3 and 10.4 to the Report on Form 10-Q for the
          period ended January 1, 1995 and incorporated herein by reference).
 *10.41   Registrant's 1994 Equity Incentive Plan, as amended (filed as Exhibit 4.5 to Form
          S-8 Registration Statement No. 33-87490 and incorporated herein by reference).
 *10.42   Registrant's 1995 Merger Stock Incentive Plan (filed as Exhibit 4.5 to Form S-8
          Registration Statement No. 33-62465 and incorporated herein by reference).
  13.1    Excerpts from 1996 Annual Report to Stockholders.
  21.1    List of Subsidiaries.
  23.1    Consent of Independent Public Accountants (Price Waterhouse). Reference is made to pages S-1 hereof.
  27      Financial Data Schedule

---------------
* An asterisk next to the number of an exhibit indicates that the exhibit is a management contract or compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K

     Form 8-K dated March 8, 1996, filed March 21, 1996, reporting the entering into by the Company and Infrasonics, Inc. of an Agreement and Plan of Merger dated as of March 8, 1996 pursuant to Item 5 ("Other Event").

     Form 8-K dated April 3, 1996, filed April 3, 1996, for the purpose of filing with the Securities and Exchange Commission the Company's financial statements presenting the pooled financial results of Nellcor and Puritan-Bennett as of and for the three years in the period ended July 2, 1995.

     Form 8-K/A dated April 3, 1996, filed May 31, 1996, for the purpose of amending the Company's current report on Form 8-K dated April 3, 1996 and filed April 3, 1996.

     Form 8-K dated June 27, 1996, filed June 27, 1996, reporting the completion of the Company's acquisition of Infrasonics, Inc. pursuant to Item 2 ("Acquisition or Disposition of Assets").

     Form 8-K dated September 9, 1996, filed September 9, 1996, reporting the entering into by the Company and Aequitron Medical, Inc. of an Agreement and Plan of Merger dated as of September 9, 1996 pursuant to Item 5 ("Other Event").

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NELLCOR PURITAN BENNETT INCORPORATED

                                      By:    /s/  C. RAYMOND LARKIN, JR.

                                         ---------------------------------------
                                                 C. Raymond Larkin, Jr.
                                          President and Chief Executive Officer

Date: October 4, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

                SIGNATURE                                TITLE                       DATE
------------------------------------------  -------------------------------    ----------------
       /s/  C. RAYMOND LARKIN, JR.          Director, President and Chief      October 4, 1996
------------------------------------------  Executive Officer (Principal
          C. Raymond Larkin, Jr.            Executive Officer)
                                            Director, Chairman of the Board    October 4, 1996
------------------------------------------
           Burton A. Dole, Jr.
          /s/  MICHAEL P. DOWNEY            Executive Vice President and       October 4, 1996
------------------------------------------  Chief Financial Officer
            Michael P. Downey               (Principal Financial and
                                            Accounting Officer)
       /s/  ROBERT J. GLASER, M.D.          Director                           October 4, 1996
------------------------------------------
          Robert J. Glaser, M.D.
                                            Director                           October 4, 1996
------------------------------------------
           Frederick M. Grafton
          /s/  DONALD L. HAMMOND            Director                           October 4, 1996
------------------------------------------
            Donald L. Hammond
                                            Director                           October 4, 1996
------------------------------------------
       Risa J. Lavizzo-Mourey, M.D.
         /s/  THOMAS A. MCDONNELL           Director                           October 4, 1996
------------------------------------------
           Thomas A. McDonnell
                                            Director                           October 4, 1996
------------------------------------------
            Walter J. McNerney
       /s/  EDWIN E. VAN BRONKHORST         Director                           October 4, 1996
------------------------------------------
         Edwin E. van Bronkhorst