Form 10-Q
period 1996-10-06
NELLCOR PURITAN BENNETT INC
filed 1996-11-20
CIK 799290

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED October 6, 1996
                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

    Number of shares of Common Stock, $.001 par value, outstanding as of October 6, 1996 was 60,176,019.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements

NELLCOR PURITAN BENNETT INCORPORATED

CONSOLIDATED BALANCE SHEET
(In thousands, except share amount, unaudited)

                                                          October 6, 1996    July 7, 1996
                                                          ---------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                   $ 52,280        $ 68,549
     Marketable securities                                          7,532           5,825
     Accounts receivable                                          152,588         151,461
     Inventories                                                  145,906         128,078
     Deferred income taxes                                         31,660          31,658
     Other current assets                                          18,298          14,030
                                                                 --------        --------
              Total current assets                                408,264         399,601
                                                                 --------        --------
Property, plant and equipment                                     136,828         130,891
Intangible and other assets                                        48,365          44,245
Deferred income taxes                                              13,102          13,101
                                                                 --------        --------
                                                                 $606,559        $587,838
                                                                 ========        ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Loans payable                                               $ 10,022        $     --
     Accounts payable                                              41,787          39,198
     Employee compensation and related costs                       22,724          29,918
     Merger and related costs                                      28,356          32,452
     Other accrued expenses                                        37,955          33,771
     Current maturities of long-term debt                              48             143
     Income taxes payable                                          19,242          20,522
                                                                 --------        --------
              Total current liabilities                           160,134         156,004
                                                                 --------        --------
Long-term debt, less current maturities                             6,402           6,493
Deferred compensation and pensions                                  9,747           9,522
Deferred revenue                                                    8,071          10,039
                                                                 --------        --------
              Total liabilities                                   184,354         182,058
                                                                 --------        --------
Stockholders' equity:
     Common stock, par value                                           63              63
     Additional paid-in-capital                                   232,770         230,428
     Retained earnings                                            245,696         232,433
     Accumulated translation adjustment                                53             304
     Notes receivable from stockholders                                (5)             (5)
     Net unrealized gain on available-for-sale securities           2,445            1374
     Treasury stock, at cost (3,224,020 shares)                   (58,817)        (58,817)
                                                                 --------        --------
              Total stockholders' equity                          422,205         405,780
                                                                 --------        --------
                                                                 $606,559        $587,838
                                                                 ========        ========

 See accompanying note

NELLCOR PURITAN BENNETT INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts, unaudited)

                                             For the Three Months Ended
                                            ----------------------------
                                            October 6,        October 1,
                                                  1996              1995
                                            ----------        ----------
 Net revenue                                  $160,626          $162,506
 Cost of goods sold                             82,109            80,837
                                              --------          --------
          Gross profit                          78,517            81,669

 Operating expenses:
          Research
            and development                     12,130            12,758

          Selling, general
            and administrative                  47,438            46,649

          Merger and related costs                   0            92,618
                                              --------          --------

                                                59,568           152,025
                                              --------          --------

 Income (loss) from operations                  18,949           (70,356)
 Interest income                                   720             1,931
 Interest expense                                 (179)           (1,378)
 Other income (expense), net                      (268)             (690)
                                              --------          --------

 Income (loss) before income taxes              19,222           (70,493)
 Provision (benefit) for income taxes            5,959           (11,494)
                                              --------          --------

          Net Income (loss)                   $ 13,263          $(58,999)
                                              ========          ========

 Net income (loss) per common and
   common equivalent share                        $.22             $(.97)
                                              ========          ========

 Weighted average common
   and common equivalent shares                 61,471            60,684
                                              ========          ========


 See accompanying note

NELLCOR PURITAN BENNETT INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, unaudited)

                                                                           For the Three Months Ended
                                                                       -----------------------------------
                                                                       October 6, 1996     October 1, 1995
                                                                       ---------------     ---------------
 Cash flows from operating activities:
      Net income (loss)                                                       $ 13,263            $(58,999)
      Adjustments to reconcile net income (loss) to
           cash used for operating activities:
           Depreciation and amortization                                         7,401               8,229
           Deferred income taxes                                                     0                 102
           Merger and related charges                                                0              92,618
           Deferred compensation and pensions                                        0                  19
           Other                                                                   225                 (48)
           Increases (decreases) in cash flows, net of effect
              of purchased companies, as a result of changes in:
                 Accounts receivable                                             2,847               2,319
                 Inventories                                                   (16,004)             (4,490)
                 Other current assets                                           (4,204)            (15,594)
                 Intangible and other assets                                       379               2,892
                 Accounts payable                                                1,037              (9,729)
                 Merger and related costs                                       (4,086)            (17,016)
                 Employee compensation and other accrued expenses              (12,388)             (1,681)
                 Income taxes payable                                           (1,295)             (4,685)
                 Deferred revenue                                                 (288)                  0
                                                                               -------            ---------
 Cash used for operating activities                                            (13,113)             (6,063)

 Cash flows from investing activities:
      Capital expenditures                                                      (9,467)             (5,355)
      Purchase of available-for-sale securities                                 (1,800)               (931)
      Proceeds from maturities of securities held-to-maturity                        0              19,218
      Proceeds from the sale of available-for-sale securities                    1,165              31,295
      Acquisitions, net of cash acquired                                        (5,236)             (4,923)
      Other investing activities                                                   (25)                  0
                                                                              --------           ---------
 Cash provided by (used for) investing activities                              (15,363)             39,304
                                                                              --------           ---------

 Cash flows from financing activities:
      Issuance of common stock under the Company's
           stock plans and related tax benefits, net                             2,342              10,170
      Additions to loans payable                                                10,022              40,000
      Repayment of long-term debt                                                 (187)            (64,700)
                                                                              --------            --------
 Cash provided by (used for) financing activities                               12,177             (14,530)
                                                                              --------            --------
 Effect of exchange rate changes on cash                                            30                (216)
                                                                              --------            --------
 (Decrease) increase in cash and cash equivalents                              (16,269)             18,495
 Cash and cash equivalents at the beginning of the period                       68,549              79,565
                                                                              --------            --------
 Cash and cash equivalents at the end of the period                           $ 52,280            $ 98,060
                                                                              ========            ========

 See accompanying note

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

The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in The Company's 1996 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The Company believes the information included in the report on Form 10-Q, when read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1996 Annual Report to Stockholders, is not misleading.

The results of operations for the three months ended October 6, 1996 are not necessarily indicative of operating results for the full fiscal year.

Combined Financial Results. On June 27, 1996, the Company consummated its acquisition of Infrasonics Incorporated (Infrasonics) in a stock for stock merger. The merger was intended to qualify as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the consolidated financial statements present, for all periods, the combined financial results of the Company and Infrasonics.

The Company's consolidated statement of operations and cash flows for the three months ended October 1, 1995 combine the financial results of Nellcor Puritan Bennett's first quarter of fiscal 1996, the three months ended October 1, 1995, with Infrasonics' first quarter of fiscal 1996, the three months ended
September 30, 1995.   Adjustments made to conform the accounting policies of
Nellcor Puritan Bennett and Infrasonics were immaterial. Separate results for each of Nellcor Puritan Bennett's and Infrasonics' first quarter of fiscal 1996, and combined results for the three months ended October 1, 1995, were as follows (in thousands):

                              Nellcor Puritan Bennett          Infrasonics                Combined
Three months ended:           October 1, 1995                  September 30, 1995         October 1, 1995
-------------------           ---------------                  ------------------        -----------------
Revenue                       $156,250                         $6,256                     $162,506
----------------------------------------------------------------------------------------------------------

Net Income (loss)             $(59,302)                        $  303                     $(58,999)
----------------------------------------------------------------------------------------------------------


Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Allowances are made for slow-moving, obsolete, unsalable, or unused inventories.

Interim fiscal 1997 and year-end fiscal 1996 inventory balances for the Company were as follows (in thousands):

                                  October 6, 1996         July 7, 1996
                                  ---------------         ------------
       Raw materials                     $ 70,928             $ 64,205
       Work-in-process                      9,759               15,579
       Finished goods                      65,219               48,294
                                         --------             --------
                                         $145,906             $128,078

Statement of Cash Flows. The Company paid income taxes of approximately $7.2 million during the first three months ended October 1, 1996, and $4.9 million during the first three months ended October 1, 1995.

Property and equipment. Depreciation expense was approximately $6.3 million in the first three months of fiscal 1997 and $6.1 million in the first three months of fiscal 1996.

Marketable securities. At October 6, 1996, the Company held available-for-sale marketable securities with a fair market value of $7.5 million. The Company's marketable securities, generally, are in high quality government, municipal, and
corporate obligations with original maturities of up to two years.   The Company
has established guidelines relative to investment quality, diversification and maturities to maintain appropriate levels of safety and liquidity.

Realized gains and losses resulting from the sale of available-for-sale marketable securities during the period were not material. The difference between the cost and market value of the Company's marketable securities at October 6, 1996, an unrealized gain of approximately $2.4 million associated with equity securities held by the Company, is recorded as a component of net unrealized gain on available-for-sale marketable securities in stockholders' equity.

Merger and related costs:
Associated with the Company's mergers with Puritan-Bennett and Infrasonics, one-time merger and related costs totaling $108.9 million were recorded during fiscal 1996 of which approximately $80.5 million had been utilized as of October 6, 1996, primarily associated with the write- down (non-cash charge) of certain intangible assets to their net realizable value ($21.8 million), the payment of merger transaction costs ($14.3 million), initial costs incurred to combine and integrate operations ($41.2 million, of which $11.3 million was associated with employee severance and benefits termination costs) and other merger related costs ($3.2 million). The remaining merger and related costs accrued at October 6, 1996 of $28.4 million, approximately $26.9 million of which is expected to result in a cash outlay, should be substantially utilized by the end of fiscal year 1997.

Employee severance and benefits termination costs included in the fiscal 1996 merger and related costs accrual were associated with the elimination of approximately 300 positions from the Company's total workforce. The positions to be eliminated are primarily associated with corporate administrative groups, field sales and customer service organizations, and the consolidation of manufacturing sites. As of October 6, 1996, approximately 187 positions contemplated by this workforce consolidation, primarily in the Company's field sales and corporate administrative groups, had been eliminated. The Company expects the remainder of these positions to be eliminated during fiscal 1997.

Acquisition of Aequitron. On September 10, 1996, the Company and Aequitron Medical, Inc. (Aequitron) announced that they had entered into a definitive agreement for Nellcor Puritan Bennett to acquire Aequitron in a stock for stock merger (valued at approximately $57 million based upon the October 6, 1996 closing stock price.) Under the terms of the amended agreement, Aequitron stockholders will receive .432 of a share of Nellcor Puritan Bennett common stock for each outstanding share of Aequitron common stock within a range between $23.14 and $26.61 per share, subject to a maximum exchange ratio of
 .588. Consummation of the merger is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests for financial reporting purposes. The Company expects this transaction to close late in the second quarter of fiscal 1997.

Aequitron, headquartered in Minneapolis, Minnesota is a respiratory equipment manufacturer of portable compact ventilators, infant apnea products, and sleep disorder diagnostic devices. In addition, through its subsidiary, Crow River Industries, Inc., the company also manufactures wheelchair lifts and automobile hand controls to assist individuals who have mobility limitations. For the year ended April 30, 1996, Aequitron reported revenue of $38.5 million.

Acquisition of Nellcor-CMI, Inc. On September 30, 1996, the Company acquired the remaining 50 percent ownership interest in Nellcor-CMI, Inc. (NCI), its Japanese joint venture, for $5.4 million in cash. The acquisition of the remaining interest in NCI has been accounted for as a purchase and, accordingly, NCI's results are included in the Company's financial statements subsequent to the acquisition date.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - FIRST QUARTER ENDED OCTOBER 6, 1996, COMPARED WITH THE FIRST QUARTER ENDED OCTOBER 1, 1995.

The Company reported net income for the first quarter of fiscal 1997 of $13.3 million, or $0.22 per share, compared to net income of $15.0 million, $0.25 per share, for the same period a year ago, exclusive of the effect of first quarter fiscal 1996 one-time pretax merger and related charges of $92.6 million, ($1.22) per share, associated with the Company's merger with Puritan-Bennett. Including the after-tax effect of this one-time charge, the Company reported a net loss of $59.0 million, or ($.97) per share.

The Company's net revenue for the first quarter of fiscal 1997 was $160.6 million, compared to net revenue of $162.5 million for the same period a year ago.

Hospital product line sales, which include the oximetry, ventilator and clinical information systems product lines, decreased 2 percent to $99.2 million for the first quarter of fiscal 1997 from $100.9 million for the same period last year. The decrease in hospital product line revenue was due primarily to the transition in sales of Infrasonics products from independent distributors to the Company's direct sales force and vacancies in the U.S. hospital sales force that occurred during the quarter. These events, which particularly impacted sales of the Company's critical care ventilators during the quarter, may continue to affect overall hospital product line revenue growth rates in the near-term.

For the first quarter of fiscal 1997, home care product line sales, which include the products of the Oxygen Therapy, Gas Products and Spirometry Group and the Global Sleep Solutions Group, decreased 1 percent to $53.0 million from $53.3 million for the same period last year. The decrease in home care product line sales was due primarily to the effect that renewed concerns over potential reductions in government home oxygen therapy reimbursement levels had upon sales of the Company's home oxygen therapy products.

     Aero business sales were $8.5 million for the first quarter of fiscal 1997 compared to $8.2 million for the same period last year. International revenue of $52.8 million was comparable to the first quarter of fiscal 1996. Foreign currency exchange rates unfavorably impacted international revenue by 2 percentage points during the first quarter.


Gross profit as a percentage of net revenue for the first quarter of fiscal 1997 was 49 percent compared to 50 percent for the same period last year due primarily to the unfavorable effect which foreign currency exchange rates had upon revenue and lower international ventilator pricing.

Operating expenses for the first quarter of fiscal 1997 and the first quarter of 1996 were 37 percent of net revenue, exclusive of the effect of the one-time merger and related charges.

Research and development expenses at 8 percent of net revenue in the first quarter of fiscal 1997 were comparable to the first quarter of fiscal 1996. For the first quarter of fiscal 1997, selling, general, and administrative expenses increased to 30 percent of net revenue from 29 percent for the same period in fiscal 1996, due primarily to the slight decrease in revenue.

Operating expenses for the first three months of fiscal 1996 reflect the effect of one-time merger and related costs of $92.6 million associated with the merger of Nellcor and Puritan-Bennett. Included in this charge were provisions for merger transaction costs ($13.7 million), costs to combine and integrate operations ($53.8 million), certain intangible asset write-downs ($19.6 million), and other merger related costs ($5.5 million). The merger transaction costs included expenses for investment banker and professional fees, and other costs associated with completing the transaction. The costs to combine and integrate operations included provisions for severance and severance- related costs, facilities consolidations and other integration costs. The write-down of certain intangible assets, primarily goodwill associated with prior acquisitions made by both companies, resulted from the effect that certain integration decisions had upon the future realization of these assets.

Liquidity and Capital Resources

At October 6, 1996, the Company had cash, cash equivalents and marketable securities of approximately $59.8 million compared to $74.4 million at the end of fiscal 1996.

Cash used for operating activities was approximately $9.0 million during the first three months of fiscal 1997, exclusive of $4.1 million in merger related cash outlays. Inventory growth and employee profit sharing payments during the quarter were major contributors to this use of cash from operating activities. The Company's inventories increased to $145.9 million at October 6, 1996, from $128.1 million at July 7, 1996 due primarily to inventory buildups in advance of product line relocations and factory consolidations, certain new product introductions, and lower than planned sales levels.

In September 1996, the Company acquired the remaining 50 percent ownership interest in Nellcor-CMI, Inc. (NCI), its Japanese joint venture, for $5.4 million in cash. As part of completing this acquisition, the Company increased its short-term borrowings by $10 million during the quarter.

On September 10, 1996, the Company and Aequitron Medical, Inc. (Aequitron) announced that they had entered into a definitive agreement for Nellcor Puritan Bennett to acquire Aequitron in a stock for stock merger (valued at approximately $57 million based upon the October 6, 1996, closing stock price.) Under the terms of the amended agreement, Aequitron stockholders will receive
 .432 of a share of Nellcor Puritan Bennett common stock for each outstanding share of Aequitron common stock within a range between $23.14 and $26.61 per share, subject to a maximum exchange rate of .588. Consummation of the merger is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests for financial reporting purposes. The Company expects this transaction to close late in the second quarter of fiscal 1997.

Aequitron, headquartered in Minneapolis, Minnesota is a respiratory equipment manufacturer of portable compact ventilators, infant apnea products, and sleep disorder diagnostic devices. In addition, through its subsidiary, Crow River Industries, Inc., the company also manufactures wheelchair lifts and automobile hand controls to assist individuals who have mobility limitations. For the year ended April 30, 1996, Aequitron reported revenue of $38.5 million.

The Company anticipates that current capital resources, combined with cash to be generated from operating activities will be sufficient to meet its liquidity and capital expenditure requirements at least through the end of fiscal 1997. The Company may continue to use debt to fund certain capital and other strategic opportunities when deemed necessary and financially advantageous.

BUSINESS CONSIDERATIONS

The Company is a United States Food and Drug Administration (FDA) regulated business operating in the rapidly changing healthcare industry. From time to time the Company may report, through its press releases and/or Securities and Exchange Commission filings, certain matters that would be characterized as forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are beyond management's control. Such risks and uncertainties include, among other things, the following items.

Integration of Acquired Businesses. Since the acquisition of Puritan-Bennett, the Company has dedicated and will continue to dedicate, substantial management resources in order to achieve the anticipated operating efficiencies from integrating the two companies. While the Company has achieved certain operating cost savings to date, difficulties encountered in integrating the two companies' operations could adversely impact the business, results of operations or financial condition of the Company. Also, the Company intends to pursue acquisition opportunities in the future. The integration of any businesses that the Company might acquire could require substantial management resources. There can be no assurance that any such integration will be accomplished without having a short or potentially long-term adverse impact on the business, results of operations or financial condition of the Company or that the benefits expected from any such integration will be fully realized.

Managed Care And Other Healthcare Provider Organizations. Managed care and other large healthcare provider organizations have grown substantially in terms of the percentage of the population in the United States that receives medical benefits through such organizations and in terms of the influence and control that they are able to exert over an increasingly large portion of the health care industry. These organizations are continuing to consolidate and grow, which may increase the ability of these organizations to influence the practices and pricing involved in the purchase of medical devices, including the products sold by the Company.

Health Care Reform/Pricing Pressure. The health care industry in the United States is experiencing a period of extensive change. Health care reform proposals have been formulated by the current administration and by members of Congress. In addition, state legislatures periodically consider various health care reform proposals. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative health care delivery systems and payment methodologies, and ongoing public debate of these issues can be expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing for medical devices, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payors. In particular, the industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on health care companies to reduce health care costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on health care product margins, as larger buyer and supplier groups exert pricing pressure on providers of medical devices and other health care products. Both short-term and long-term cost containment pressures, as well as the possibility of regulatory reform, may have an adverse impact on the Company's results of operations.

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

Puritan-Bennett has experienced and will continue to experience incremental operating costs due to ongoing compliance requirements and quality assurance programs initiated in part as a result of the FDA consent decree. Puritan-Bennett expects to continue to incur additional operating expenses associated with its ongoing regulatory compliance program, but the amount of these incremental costs cannot be completely predicted and will depend upon a variety of factors, including future changes in statutes and regulations governing medical device manufacturers and the manner in which the FDA continues to enforce and interpret the requirements of the consent decree. There can be no assurance that such compliance requirements and quality assurance programs will not have a material adverse effect on the business, results of operations or financial condition of the Company or that the Company will not experience problems associated with FDA regulatory compliance, including increased general costs of ongoing regulatory compliance and specific costs associated with the Puritan-Bennett consent decree.

Intellectual Property Rights. From time to time, the Company has received, and in the future may receive, notices of claims with respect to possible infringement of the intellectual property rights of others or notices of challenges to its intellectual property rights. In some instances such notices have given rise to, or may give rise to, litigation. Any litigation involving the intellectual property rights of the Company may be resolved by means of a negotiated settlement or by contesting the claim through the judicial process. There can be no assurance that the business, results of operations or the financial condition of the Company will not suffer a material adverse effect as a result of intellectual property claims that may be commenced against the Company in the future.

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

Product Liability Exposure. Because its products are intended to be used in health care settings on patients who are physiologically unstable and may also be seriously or critically ill, the Company is exposed to potential product liability claims. From time to time, patients using the Company's products have suffered serious injury or death, which has led to product liability claims against the Company. The Company does not believe that any of these claims, individually or in the aggregate, will have a material adverse effect on its business, results of operations or financial condition. However, the Company may, in the future, be subject to product liability claims that could have such an adverse impact.

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

Possible Volatility of Stock Price. The market price of the Company's stock is, and is expected to continue to be, subject to significant fluctuations in response to variations in quarterly operating results, trends in the health care industry in general and the medical device industry in particular, and certain other factors beyond the control of the Company. In addition, broad market fluctuations, as well as general economic or political conditions and initiatives such as health care reform, may adversely affect the market price of the Company's stock, regardless of the Company's operating performance.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

From time to time the Company has received, and in the future may receive, notice of claims against it, which in some instances have developed, or may develop, into lawsuits. The claims may involve such matters, among others, as product liability, patent infringement, and employment- related claims. In management's opinion, the ultimate resolution of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

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

On May 3, 1996, the Company and several of its officers and members of its Board of Directors received notice that they had been named as defendants in a class action lawsuit seeking unspecified damages based upon alleged violations of California state securities and other laws. The complaint alleges misrepresentations during the period from September 29, 1995 through April 16, 1996 with respect to the Company's business, particularly about the merger with Puritan-Bennett and the integration of Nellcor and Puritan-Bennett. The Company filed a demurrer to this action which was sustained on October 9, 1996 with leave to amend. Plaintiffs filed an amended complaint on November 1, 1996. The Company believes that the action, filed in the Superior Court of the State of California, County of Alameda, is without merit and intends to vigorously defend against the action.

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


ITEM 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits.

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


                                           NELLCOR PURITAN BENNETT INCORPORATED


DATED   November 19, 1996                  By  /s/ Michael P. Downey
                                               -------------------------------
                                               Michael P. Downey
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)