Form 10-Q
period 1997-01-05
NELLCOR PURITAN BENNETT INC
filed 1997-02-19
CIK 799290

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 5, 1997
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                               Yes  X  No
                                   ---    ----

         Number of shares of Common Stock, $.001 par value, outstanding as of January 5, 1997 was 62,941,523.

================================================================================
                                     Page 1

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NELLCOR PURITAN BENNETT INCORPORATED

CONSOLIDATED BALANCE SHEET
(In thousands, except share amount, unaudited)

ASSETS                                                               January 5, 1997   July 7, 1996
                                                                     ---------------   ------------
Current assets:
         Cash and cash equivalents                                      $  43,375        $  71,692
         Marketable securities                                              6,432            5,825
         Accounts receivable                                              178,808          158,023
         Inventories                                                      154,450          132,378
         Deferred income taxes                                             32,412           32,375
         Other current assets, net                                         18,434           14,589
                                                                        ---------        ---------

                  Total current assets                                    433,911          414,882

Property, plant and equipment                                             142,957          132,956
Intangible and other assets                                                49,557           49,983
Deferred income taxes                                                      13,112           13,101
                                                                        ---------        ---------

                                                                        $ 639,537        $ 610,922
                                                                        =========        =========
LIABILITIES & STOCKHOLDERS' EQUITY Current liabilities:
         Accounts payable                                               $  40,961        $  40,269
         Employee compensation and related costs                           20,830           32,072
         Merger and related costs                                          36,446           32,452
         Other accrued expenses                                            39,145           35,133
         Current maturities of long-term debt                              33,933              530
         Income taxes payable                                               4,832           20,444
                                                                        ---------        ---------

                  Total current liabilities                               176,147          160,900

Long-term debt, less current maturities                                     6,070            8,394
Deferred compensation and pensions                                          9,508            9,522
Deferred revenue                                                            8,142           10,039
                                                                        ---------        ---------

                  Total liabilities                                       199,867          188,855
                                                                        ---------        ---------

Stockholders' equity:
         Common stock, par value                                               66               63
         Additional paid-in-capital                                       242,567          236,461
         Retained earnings                                                253,911          242,687
         Accumulated translation adjustment                                   464              304
         Notes receivable from stockholders                                    (5)              (5)
         Net unrealized gain on available-for-sale securities               1,484            1,374
         Treasury stock, at cost (3,224,020 shares)                       (58,817)         (58,817)
                                                                        ---------        ---------

                        Total stockholders' equity                        439,670          422,067
                                                                        ---------        ---------
                                                                        $ 639,537        $ 610,922
                                                                        =========        =========

See accompanying note

NELLCOR PURITAN BENNETT INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts, unaudited)


                                            For the Three Months Ended          For the Six Months Ended
                                            ---------------------------      -----------------------------
                                            January 5,      December 31,      January 5,      December 31,
                                                 1997              1995            1997              1995
                                            ---------       -----------      ----------       ------------
Net revenue                                 $ 186,320        $ 178,190        $ 357,213        $ 350,258
Cost of goods sold                            100,484           86,399          187,709          171,502
                                            ---------        ---------        ---------        ---------

         Gross profit                          85,836           91,791          169,504          178,756
                                            ---------       -----------      ----------       ------------

Operating expenses:
         Research
           and development                     13,293           13,464           26,175           26,961

         Selling, general
           and administrative                  53,975           50,421          104,532          100,484

         Merger and related costs              21,689            ---             21,689           92,618
                                            ---------        ---------        ---------        ---------

                                               88,957           63,885          152,396          220,063
                                            ---------        ---------        ---------        ---------

Income (loss) from operations                  (3,121)          27,906           17,108          (41,307)
Interest income                                   585            1,492            1,345            3,493
Interest expense                                 (395)          (1,333)            (621)          (2,751)
Other income (expense), net                       (18)             459             (239)            (216)
                                            ---------        ---------        ---------        ---------

Income (loss) before income taxes              (2,949)          28,524           17,593          (40,781)
Provision (benefit) for income taxes              648            9,185            7,096           (1,846)
                                            ---------        ---------        ---------        ---------

         Net Income (loss)                  $  (3,597)       $  19,339        $  10,497        $ (38,935)
                                            =========        =========        =========        =========

Net income (loss) per common and
  common equivalent share                   $   (0.06)       $    0.30        $    0.16        $   (0.61)
                                            =========        =========        =========        =========

Weighted average common
  and common equivalent
  shares                                       63,950           64,069           63,955           63,506
                                            =========        =========        =========        =========




See accompanying note

NELLCOR PURITAN BENNETT INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, unaudited)

                                                                                      For the Six Months Ended
                                                                                 ----------------------------------
                                                                                 January 5, 1997  December 31, 1995
                                                                                 ---------------  -----------------
Cash flows from operating activities:
         Net income (loss)                                                          $  10,497         ($38,935)
         Adjustments to reconcile net income (loss) to
              cash [used for] operating activities:
              Depreciation and amortization                                            15,841           16,444
              Deferred income taxes                                                     ---                192
              Merger and related charges                                               21,689           68,473
              Deferred compensation and pensions                                        ---             (3,013)
              Other                                                                       (17)             176
              Increases (decreases) in cash flows, net of effect of purchased companies, as a result of changes in:
                     Accounts receivable                                              (16,190)          (9,214)
                     Inventories                                                      (18,397)         (10,265)
                     Other current assets                                              (3,704)          (7,953)
                     Intangible and other assets                                         (838)          (2,685)
                     Accounts payable                                                    (210)          (4,725)
                     Merger and related costs                                         (14,704)           ---
                     Employee compensation and other accrued expenses                  (9,358)          (3,201)
                     Income taxes payable                                             (16,605)          (6,887)
                     Deferred revenue                                                    (648)           ---
                                                                                    ---------        ---------
Cash [used for] operating activities                                                  (32,644)          (1,593)
                                                                                    ---------        ---------

Cash flows from investing activities:
         Aequitron net cash provided during the period from 5/1/96 - 7/7/96                46            ---
         Capital expenditures                                                         (22,059)         (11,459)
         Purchase of available-for-sale securities                                     (1,800)          (1,027)
         Proceeds from maturities of securities held-to-maturity                        ---             19,218
         Proceeds from the sale of available-for-sale securities                        1,165           40,417
         Acquisitions, net of cash acquired                                            (5,268)          (9,755)
         Other investing activities                                                       851              646
                                                                                    ---------        ---------
Cash provided by (used for) investing activities                                      (27,065)          38,040
                                                                                    ---------        ---------

Cash flows from financing activities:
         Issuance of common stock under the
               Company's stock plans and related tax benefits, net                      6,094           16,113
         Additions to long-term debt                                                   27,308           42,500
         Repayment of long-term debt                                                   (2,000)        (100,220)
         Purchase of treasury shares                                                    ---            (12,103)
                                                                                    ---------        ---------
Cash provided by (used for) financing activities                                       31,402          (53,710)
                                                                                    ---------        ---------

Effect of exchange rate changes on cash                                                   (10)            (222)
                                                                                    ---------        ---------
(Decrease) in cash and cash equivalents                                               (28,317)         (17,485)
Cash and cash equivalents at the beginning of the period                               71,692           84,552
                                                                                    ---------        ---------
Cash and cash equivalents at the end of the period                                  $  43,375        $  67,067
                                                                                    =========        =========




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

The results of operations for the three and six months ended January 5, 1997 are not necessarily indicative of operating results for the full fiscal year.

Combined Financial Results. The Company acquired Infrasonics Incorporated (Infrasonics) on June 27, 1996, and Aequitron Medical, Inc. (Aequitron) on December 5, 1996, in stock for stock mergers. Both mergers were intended to qualify as tax-free reorganizations and were accounted for as poolings of interests. Accordingly, the consolidated financial statements present, for all periods, the combined financial results of the Company, Infrasonics, and Aequitron.

The Company's consolidated statements of operations and cash flows for the three and six month periods ended December 31, 1995 combine the results of the Company's second quarter and first six months of fiscal 1996, the period ended December 31, 1995, with Infrasonics' second quarter and first six months of fiscal 1996, the period ended December 31, 1995, and Aequitron's second quarter and first six months of fiscal 1996, the period ended October 31, 1995, respectively. Adjustments made to conform the accounting policies of the Company, Infrasonics, and Aequitron were immaterial. Separate results for each of the Company's, Infrasonics' and Aequitron's second quarter of fiscal 1996, and combined results for the three and six months ended December 31, 1995, were as follows (in thousands):


                         Nellcor Puritan Bennett     Infrasonics            Aequitron             Combined
Three months ended:      December 31, 1995           December 31, 1995      October 31, 1995      December 31, 1995
-------------------      -----------------           -----------------      ----------------      -----------------
Revenue                  $162,614                    $  5,867               $  9,709              $178,190
-------------------------------------------------------------------------------------------------------------------
Net Income               $ 18,223                    $    403               $    713              $ 19,339
-------------------------------------------------------------------------------------------------------------------

                         Nellcor Puritan Bennett    Infrasonics             Aequitron              Combined
Six months ended:        December 31, 1995          December 31, 1995       October 31, 1995       December 31, 1995
-----------------        -----------------          -----------------       ----------------       -----------------
Revenue                  $ 318,864                  $  12,123               $  19,271              $ 350,258
--------------------------------------------------------------------------------------------------------------------
Net Income (Loss)        $ (41,079)                 $     706               $   1,438              $ (38,935)
--------------------------------------------------------------------------------------------------------------------

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Allowances are made for slow-moving, obsolete, unsalable, or unused inventories.

Interim fiscal 1997 and year-end fiscal 1996 inventory balances for the Company were as follows (in thousands):

                               January 5, 1997     July 7, 1996
                               ---------------     ------------
       Raw materials             $ 71,676           $ 66,805
       Work-in process             15,727             16,538
       Finished goods              67,047             49,035
                                 --------           --------
                                 $154,450           $132,378
                                 ========           ========

Statement of Cash Flows. The Company paid income taxes of approximately $22.8 million in the first six months of fiscal 1997 ended January 5, 1997, and $12.9 million in the first six months of fiscal 1996 ended December 31, 1995.

Property and equipment. Depreciation expense was approximately $13.7 million in the first six months of fiscal 1997 and $11.7 million in the first six months of fiscal 1996.

Marketable securities. At January 5, 1997, the Company held available-for-sale marketable securities with a fair market value of $6.4 million. The Company's marketable securities, generally, are in high quality government, municipal, and corporate obligations with original maturities of up to two years. The Company has established guidelines relative to investment quality, diversification and maturities to maintain appropriate levels of safety and liquidity.

Realized gains and losses resulting from the sale of available-for-sale marketable securities during the periods presented were not material. The difference between the cost and market value of the Company's marketable securities at January 5, 1997, which approximates $1.5 million, is carried in stockholders' equity as a "net unrealized gain on available-for-sale securities".

Acquisition of Aequitron. On December 5, 1996, the Company acquired Aequitron in a stock-for-stock merger. Under the terms of the Amended and Restated Agreement and Plan of Merger, shareholders of Aequitron received .467 of a share of the Company's common stock for each Aequitron share, resulting in the Company issuing approximately 2,322,000 shares, valued at approximately $52.5 million based on the closing price of the Company's common stock on December 5, 1996. Additionally, outstanding options to acquire Aequitron's common stock were assumed by the Company and converted into options to acquire approximately 545,000 shares of the Company's common stock.

Aequitron, headquartered in Minneapolis, Minnesota, is a respiratory equipment manufacturer of portable compact ventilators, infant apnea products, and sleep disorder diagnostic devices. In addition, through its Crow River Industries, Inc. subsidiary, the company also manufactures wheelchair lifts and automobile hand controls to assist individuals who have mobility limitations. For the fiscal year ended April 30, 1996, Aequitron reported revenue of $38.5 million.

Acquisition of Nellcor-CMI, Inc. On September 30, 1996, the Company acquired from Century Medical, Inc. the remaining 50 percent ownership interest in Nellcor-CMI, Inc. (NCI) for $5.4 million in cash. The acquisition of NCI has been accounted for as a purchase and, accordingly, the results from the Company's new wholly-owned subsidiary, Nellcor Puritan Bennett Japan, are included in the Company's financial statements subsequent to the acquisition date.

Merger and related costs. In connection with the acquisition of Aequitron, the Company recorded merger and related costs during the second quarter of fiscal 1997 of $21.7 million. Included in this charge were provisions for merger transaction costs ($3.4 million), certain intangible asset write downs ($3.0 million), costs to combine and integrate operations ($14.5 million), and other merger related costs ($0.8 million). During fiscal 1996, one-time merger and related costs of $108.0 million were recorded associated with the Company's acquisitions of Puritan-Bennett and Infrasonics.

Of the $130.6 million in merger and related costs accrued during fiscal 1996 and fiscal 1997, as of January 5, 1997, approximately $94.1 million had been utilized, primarily associated with the write-down (non-cash charge) of certain intangible assets to their net realizable value ($24.0 million), the payment of merger transaction costs ($15.9 million), initial costs incurred to combine and integrate operations ($50.4 million, of which $15.6 million was associated with employee severance and benefits termination costs) and other merger related costs ($3.8 million). The remaining merger and related costs accrued at January 5, 1997 of $36.5 million, approximately $34.2 million of which is expected to result in a cash outlay, should be substantially utilized by the end of fiscal 1998.

Employee severance and benefit termination costs included in the merger and related costs accrual were associated with the elimination of approximately 320 positions from the Company's total workforce. The positions to be eliminated are primarily associated with corporate administrative groups, field sales and customer service organizations, and the consolidation of manufacturing sites. As of January 5, 1997, approximately 306 positions contemplated by this workforce consolidation had been eliminated. The Company expects the remainder of these positions to be eliminated during fiscal 1997.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - YEAR-TO-DATE PERIOD AND SECOND QUARTER ENDED JANUARY 5, 1997, COMPARED WITH THE YEAR-TO-DATE PERIOD AND SECOND QUARTER ENDED DECEMBER 31, 1995.

The Company reported a net loss for the second quarter of fiscal 1997 of $3.6 million, or ($0.06) per share. The Company's results for the quarter reflect one-time merger and related costs of $21.7 million, ($0.26) per share, associated with the acquisition of Aequitron. Excluding the effect of these nonrecurring charges, net income for the second quarter of fiscal 1997 was $12.9 million, $.20 per share, compared to net income of $19.3 million, $0.30 per share, for the same period a year ago. For the first six months of fiscal 1997, the Company had net income of $10.5 million, or $.16 per share, exclusive of one-time merger and related charges associated with the acquisition of Aequitron. The Company's results for the first six months of fiscal 1996, a net loss of $38.9 million, or ($.61) per share, reflect the one-time merger and related charges of $92.6 million, ($1.17) per share, associated with the first quarter fiscal 1996 acquisition of Puritan-Bennett. Excluding the effect of these nonrecurring charges, net income for the first six months of fiscal 1997 was $27.0 million, $.42 per share, compared to net income of $35.1 million, $.55 per share for the first six months of fiscal 1996.

The Company's net revenue for the second quarter of fiscal 1997 was $186.3 million, a 5 percent increase over net revenue of $178.2 million for the same period a year ago, and increased to $357 million for the first six months of fiscal 1997 from $350 million in the same period last year.

Hospital product line sales, which include the oximetry, ventilator and clinical information systems product lines, decreased 1 percent to $106.7 million for the second quarter of fiscal 1997 from $107.3 million for the same period last year. The decrease in hospital product line revenue was due primarily to lower sales of the Company's critical care ventilators, partially offset by continued growth in sales of the Company's oximetry products. Sales of critical care ventilators in the U.S. were lower due to the effect that distribution changes had upon sales of the Adult Star series ventilators and a higher than normal number of open positions in the U.S. hospital sales force. Internationally, ventilator product line revenue was significantly impacted by the pending transition from an independent distributor to the Company's direct sales force in Japan. These events are expected to continue to affect overall hospital product line revenue growth rates in the near-term.

For the second quarter of fiscal 1997, home care product line sales, which include the oxygen therapy and sleep apnea product lines as well as Aequitron products, increased 13 percent to $71.6 million from $63.1 million for the same period last year. The increase in home care product line sales was due primarily to higher sales of oxygen therapy products as an easing of concerns over oxygen reimbursement levels as well as sales growth at a national account level contributed to higher oxygen concentrator sales. Gas product sales also increased, principally as a result of higher cylinder gas and bulk nitrous oxide sales and continued growth in the number of Company operated gas branches, four of which were added during the quarter.

Aero business sales were $8.0 million for the second quarter of fiscal 1997 compared to $7.8 million for the same period last year. Separately, international revenue of $58.4 million represents an increase of 3 percent over international revenue of $56.6 million for the second quarter of fiscal 1996. Strong sales growth in the Company's Latin America and Canadian markets was largely offset by sales levels in Europe and Asia which were comparable to the prior year. Foreign currency exchange rates unfavorably impacted international revenue by 2 percentage points during the second quarter.

Gross profit as a percentage of net revenue for the second quarter of fiscal 1997 was 46 percent compared to 52 percent for the same period last year. This decline was due primarily to lower ventilator revenue and ventilator production levels, new product production start up costs and lower margins within certain home care product lines. The Company's gross margins are expected to improve slightly over the remainder of the fiscal year.

Operating expenses for the second quarter of fiscal 1997 and the second quarter of fiscal 1996 were 36 percent of net revenue, exclusive of the effect of the one-time merger and related charges. Operating expenses for the first six months of fiscal 1997 were 37 percent of net revenue compared to 36 percent of net revenue for the same period one year ago, exclusive of the effect of one-time merger and related charges.

Research and development expenses were 7 percent of net revenue in the second quarter of fiscal 1997 compared to 8 percent for the second quarter of fiscal 1996. The slight decrease in research and development expenses is due primarily to synergies resulting from the consolidation of certain hospital product development activities. For the second quarter of fiscal 1997, selling, general, and administrative expenses increased to 29 percent of net revenue from 28 percent for the same period in fiscal 1996.

Operating expenses for the second quarter of fiscal 1997 reflect the effect of one-time merger and related costs of $21.7 million associated with the Company's acquisition of Aequitron. Included in this charge were provisions for merger transaction costs ($3.4 million), certain intangible asset write-downs ($3.0 million), costs to combine and integrate operations ($14.5 million), and other merger related costs ($.8 million).

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


Liquidity and Capital Resources

At January 5, 1997, the Company had cash, cash equivalents and marketable securities of approximately $49.8 million compared to $77.5 million at the end of fiscal 1996.

Cash used for operating activities was approximately $17.9 million during the first six months of fiscal 1997, exclusive of $14.7 million in merger related cash outlays. Inventory and accounts receivable growth and employee profit sharing and income tax payments during the year were major contributors to this use of cash for operating activities. The Company's inventories increased to $154.5 million at January 5, 1997 from $132.4 million at July 7, 1996 due primarily to lower than planned sales levels, inventory buildups in advance of product line relocations and the consolidation of Southern California hospital business manufacturing sites, and certain new product introductions. The Company is actively working to reduce inventory levels over the remainder of fiscal 1997. The Company's accounts receivable increased to $178.8 million at January 5,1997, from $158.0 million at July 7, 1996, due primarily to the assumption of accounts receivable from NCI subsequent to its acquisition and a trend towards extended credit terms. In part to fund incremental working capital requirements, the Company increased short term borrowing by $27.3 million during the first six months of fiscal 1997.

On September 30, 1996, the Company acquired the remaining 50 percent ownership interest in NCI for $5.4 million in cash. Short-term debt of $8 million was assumed as part of this acquisition.

On December 5, 1996, the Company acquired Aequitron in a stock-for-stock merger. Under the terms of the Amended and Restated Agreement and Plan of Merger, shareholders of Aequitron received .467 a share of the Company's common stock for each Aequitron share, resulting in the Company issuing approximately 2,322,000 shares, valued at approximately $52.5 million based on the closing price of the Company's common stock on December 5, 1996. Additionally, outstanding options to acquire Aequitron's common stock were assumed by the Company and converted into options to acquire approximately 545,000 shares of the Company's common stock.

Aequitron, headquartered in Minneapolis, Minnesota, is a respiratory equipment manufacturer of portable compact ventilators, infant apnea products, and sleep disorder diagnostic devices. In addition, through its Crow River Industries, Inc. subsidiary, the company also manufactures wheelchair lifts and automobile hand controls to assist individuals who have mobility limitations. For the year ended April 30, 1996, Aequitron reported revenue of $38.5 million.

On January 15, 1997 the Company rescinded the general stock repurchase program, which had originally been implemented on December 8, 1993.

The Company anticipates that current working capital resources, combined with cash to be generated from operating activities, will be sufficient to meet its liquidity and capital expenditure requirements at least through the end of fiscal 1997. The Company may continue to use debt to fund certain working capital and other strategic opportunities when deemed necessary and financially advantageous.


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

Integration of Acquired Businesses. The Company has dedicated and will continue to dedicate, substantial management resources in order to achieve the anticipated operating efficiencies from integrating Puritan-Bennett, Infrasonics, and Aequitron. While the Company has achieved certain operating cost savings to date, difficulties encountered in integrating the companies' operations could adversely impact the business, results of operations or financial condition of the Company. Also, the Company intends to pursue acquisition opportunities in the future. The integration of any businesses that the Company might acquire could require substantial management resources. There can be no assurance that any such integration will be accomplished without having a short or potentially long-term adverse impact on the business, results of operations or financial condition of the Company or that the benefits expected from any such integration will be fully realized.

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

Government Regulation; Consent Decree. Both in the United States and outside the United States, there has been a trend toward more stringent regulation of, and enforcement of requirements applicable to, medical device manufacturers. The continuing trend of more stringent regulatory oversight in product clearance and enforcement activities has caused medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk and higher expenses. At the present time, there are no meaningful indications that this trend will be discontinued in the near-term or the long-term either in the United States or abroad.

Puritan-Bennett has been subject to significant FDA enforcement activity with respect to its operations. In January 1994, Puritan-Bennett entered into a consent decree with the FDA pursuant to which Puritan-Bennett agreed to maintain systems and procedures complying with the FDA's good manufacturing practices regulation and medical device reporting regulation in all of its device manufacturing facilities.

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

Competition. The medical device industry is characterized by rapidly evolving technology and increased competition. There are a number of companies that currently offer, or are in the process of developing, products that compete with products offered by the Company. Some of these competitors may have substantially greater capital resources, research and development staffs and experience in the medical device industry, including with respect to regulatory compliance in the development, manufacturing and sale of medical products similar to those offered by the Company. These competitors may succeed in developing technologies and products that are more effective than those currently used or produced by the Company or that would render some products offered by the Company obsolete or non-competitive. Moreover, competition based on price has become and is expected to continue to be an increasingly important factor in customer purchasing patterns as a result of cost containment pressures on, and consolidation in, the health care industry. Such competition has exerted, and is likely to continue to exert, downward pressure on the prices the Company is able to charge for its products. The Company may not be able to offset such downward price pressure through corresponding cost reductions. Any failure to offset such pressure could have an adverse impact on the business, results of operations or financial condition of the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

From time to time the Company has received, and in the future may receive, notice of claims against it, which in some instances have developed, or may develop, into lawsuits. The claims may involve such matters, among others, as product liability, patent infringement, and employment-related claims. In management's opinion, the ultimate resolution of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

On May 3, 1996, the Company and several of its officers and members of its Board of Directors received notice that they had been named as defendants in a class action lawsuit seeking unspecified damages based upon alleged violations of California state securities and other laws. The complaint alleges misrepresentations during the period from September 29, 1995 through April 16, 1996 with respect to the Company's business, particularly about the merger with Puritan-Bennett and the integration of Nellcor and Puritan-Bennett. The Company filed a demurrer to this action which was sustained on October 9, 1996 with leave to amend. Plaintiffs filed an amended complaint on November 1, 1996. A second demurrer was filed by the Company and is scheduled to be heard by the Court on February 26, 1997. The Company believes that the action, filed in the Superior Court of the State of California, County of Alameda, is without merit and intends to vigorously defend against the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of stockholders was held on October 17, 1996. Two items were the subject of the meeting: (i) the election of directors; and (ii) the ratification of the selection of Price Waterhouse LLP as the Company's independent accountants for fiscal year 1997.

The following directors were elected at the meeting for one-year terms: Burton
A. Dole, Jr., Robert J. Glaser, M.D., Frederick M. Grafton, Donald L. Hammond,
C. Raymond Larkin, Jr., Risa J. Lavizzo-Mourey, M.D., Thomas A. McDonnell and Edwin E. van Bronkhorst. All are continuing directors.

(i) Election of Directors

                                        For                     Against
                                        ---                     -------
Burton A. Dole, Jr.                 49,908,183                4,127,060
Robert J. Glaser, M.D.              49,908,183                4,127,060
Frederick M. Grafton                49,908,183                4,127,060
Donald L. Hammond                   49,908,183                4,127,060
C. Raymond Larkin, Jr.              49,908,183                4,127,060
Risa J. Lavizzo-Mourey, M.D.        49,908,183                4,127,060
Thomas A. McDonnell                 49,908,183                4,127,060
Edwin E. van Bronkhorst             49,908,183                4,127,060

(ii) Ratification of Price Waterhouse LLP as the Company's independent accountants for fiscal year 1997.

For                        Against                            Abstain
---                        -------                            -------
54,012,433                 60,068                             35,351

ITEM 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits.

              27.1     Financial Data Schedule (filed electronically only)

b)       Reports on Form 8-K.

Form 8-K dated December 5, 1996 filed December 10, 1996, reporting the completion of the Company's acquisition of Aequitron pursuant to Item 2 ("Acquisition or Disposition of Assets").







                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                       NELLCOR PURITAN BENNETT INCORPORATED



DATED  February 19, 1997           By: /s/ Michael P. Downey
                                       -----------------------------------
                                       Michael P. Downey
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)