Form 10-Q
period 1997-04-06
NELLCOR PURITAN BENNETT INC
filed 1997-05-20
CIK 799290

================================================================================


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 6, 1997
                                       OR
          ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                            Yes __X__       No _____

         Number of shares of Common Stock, $.001 par value, outstanding as of April 6, 1997 was 63,335,328.

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELLCOR PURITAN BENNETT INCORPORATED

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AMOUNT, UNAUDITED)

ASSETS                                                             April 6, 1997    July 7, 1996
                                                                   -------------    ------------
Current assets:
         Cash and cash equivalents                                       $54,077         $71,692
         Marketable securities                                             3,501           5,825
         Accounts receivable                                             192,521         158,023
         Inventories                                                     155,671         132,378
         Deferred income taxes                                            32,279          32,375
         Other current assets, net                                        16,572          14,589
                                                                   -------------    ------------
                         Total current assets                            454,621         414,882

Property, plant and equipment, net                                       144,815         132,956
Intangible and other assets, net                                          46,779          49,983
Deferred income taxes                                                     13,242          13,101
                                                                   -------------    ------------
                                                                        $659,457        $610,922
                                                                   =============    ============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                $46,654         $40,269
         Employee compensation and related costs                          26,358          32,072
         Merger and related costs                                         27,481          32,452
         Other accrued expenses                                           39,716          35,133
         Current maturities of long-term debt                             22,744             530
         Income taxes payable                                             15,279          20,444
                                                                   -------------    ------------
                 Total current liabilities                               178,232         160,900

Long-term debt, less current maturities                                    5,970           8,394
Deferred compensation and pensions                                         9,581           9,522
Deferred revenue                                                           7,857          10,039
                                                                   -------------    ------------
                 Total liabilities                                       201,640         188,855
                                                                   -------------    ------------
Stockholders' equity:
         Common stock, par value                                              67              63
         Additional paid-in-capital                                      245,545         236,461
         Retained earnings                                               270,501         242,687
         Accumulated translation adjustment                                   81             304
         Notes receivable from stockholders                                  (5)             (5)
         Net unrealized gain on available-for-sale securities                445           1,374
         Treasury stock, at cost (3,224,020 shares)                     (58,817)        (58,817)
                                                                   -------------    ------------
                 Total stockholders' equity                              457,817         422,067
                                                                   -------------    ------------
                                                                        $659,457        $610,922
                                                                   =============    ============

See accompanying note

NELLCOR PURITAN BENNETT INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                                  For the Three Months Ended                  For the Nine Months Ended
                                               -------------------------------            --------------------------------
                                                 April 6,            March 31,              April 6,             March 31,
                                                     1997                 1996                  1997                 1996
                                               ----------           ----------            ----------            ----------
Net revenue                                    $  209,054           $  184,750            $  566,267            $  535,008
Cost of goods sold                                111,229               88,785               298,938               260,287
                                               ----------           ----------            ----------            ----------
         Gross profit                              97,825               95,965               267,329               274,721
                                               ----------           ----------            ----------            ----------
Operating expenses:
         Research and development                  14,545               14,854                40,720                41,815

         Selling, general and
           administrative                          58,189               52,360               162,721               152,844

         Merger and related costs                     ---                  ---                21,689                92,618
                                               ----------           ----------            ----------            ----------
                                                   72,734               67,214               225,130               287,277
                                               ----------           ----------            ----------            ----------
Income (loss) from operations                      25,091               28,751                42,199              (12,556)
Interest income                                       710                1,304                 2,055                 4,797
Interest expense                                    (489)                (331)               (1,110)               (3,082)
Other (expense), net                              (1,267)                (170)               (1,506)                 (386)
                                               ----------           ----------            ----------            ----------
Income (loss) before income taxes                  24,045               29,554                41,638              (11,227)
Provision for income taxes                          7,454                9,406                14,550                 7,560
                                               ----------           ----------            ----------            ----------
         Net income (loss)                     $   16,591           $   20,148            $   27,088            $ (18,787)
                                               ==========           ==========            ==========            ==========
Net income (loss) per common and
  Common equivalent share                      $     0.26           $     0.31            $     0.42            $   (0.30)
                                               ==========           ==========            ==========            ==========



Weighted average common and
  common equivalent shares                         64,014               64,452                63,888                63,612
                                               ==========           ==========            ==========            ==========


See accompanying note

NELLCOR PURITAN BENNETT INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

                                                                                           For the Nine Months Ended
                                                                                       -----------------------------------
                                                                                       April 6, 1997        March 31, 1996
                                                                                       -----------------------------------
Cash flows from operating activities:
         Net income (loss)                                                                   $27,088             ($18,787)
         Adjustments to reconcile net income (loss) to
              Cash provided by (used for) operating activities:
              Depreciation and amortization                                                   24,419                24,124
              Deferred income taxes                                                              ---                 (200)
              Merger and related charges                                                      21,689                92,618
              Deferred compensation and pensions                                                 ---              (11,954)
              Other                                                                               55                   762
              Increases (decreases) in cash flows, net of effect of purchased
                   Companies, as a result of changes in:
                    Accounts receivable                                                     (32,891)              (14,779)
                    Inventories                                                             (18,217)              (13,617)
                    Other current assets                                                     (3,506)               (9,941)
                    Intangible and other assets                                              (1,545)                   584
                    Accounts payable                                                           5,726                 2,973
                    Merger and related costs                                                (22,822)              (36,470)
                    Employee compensation and other accrued expenses                             280                 3,598
                    Income taxes payable                                                     (6,050)                 1,187
                    Deferred revenue                                                           (939)                 (545)
                                                                                        ------------            ----------
Cash provided by (used for) operating activities                                             (6,713)                19,553
                                                                                        ------------            ----------
Cash flows from investing activities:
         Aequitron net cash provided during the period from 5/1/96 - 7/7/96                       46                   ---
         Capital expenditures                                                               (33,822)              (18,354)
         Purchase of available-for-sale securities                                           (1,800)                   ---
         Proceeds from maturities of securities held-to-maturity                                 ---                61,842
         Proceeds from the sale of available-for-sale securities                               3,057                   ---
         Acquisitions, net of cash acquired                                                  (5,268)               (9,713)
         Other investing activities                                                            1,417                   713
                                                                                        ------------            ----------
Cash provided by (used for) investing activities                                            (36,370)                34,488
                                                                                        ------------            ----------
Cash flows from financing activities:
         Issuance of common stock under the
               Company's stock plans and related tax benefits, net                             9,073                24,533
         Additions to long-term debt                                                          29,049                 2,500
         Repayment of long-term debt                                                        (11,854)              (70,473)
         Purchase of treasury shares                                                             ---              (12,103)
                                                                                        ------------            ----------
Cash provided by (used for) financing activities                                              26,268              (55,543)
                                                                                        ------------            ----------
Effect of exchange rate changes on cash                                                        (800)                  (40)
                                                                                        ------------            ----------
Decrease in cash and cash equivalents                                                       (17,615)               (1,542)
Cash and cash equivalents at the beginning of the period                                      71,692                84,552
                                                                                        ------------            ----------
Cash and cash equivalents at the end of the period                                           $54,077               $83,010
                                                                                        ============            ==========

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

The results of operations for the three and nine months ended April 6, 1997 are not necessarily indicative of operating results for the full fiscal year.

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

The Company's consolidated statements of operations and cash flows for the three and nine month periods ended March 31, 1996 combine the results of the Company's third quarter and first nine months of fiscal 1996, the period ended March 31, 1996, with Infrasonics' third quarter and first nine months of fiscal 1996, the period ended March 31, 1996, and Aequitron's third quarter and first nine months of fiscal 1996, the period ended January 31, 1996, respectively. Adjustments made to conform the accounting policies of the Company, Infrasonics, and Aequitron were immaterial. Separate results for each of the Company's, Infrasonics' and Aequitron's third quarter of fiscal 1996, and combined results for the three and nine months ended March 31, 1996, were as follows (in thousands):


                          Nellcor Puritan Bennett  Infrasonics               Aequitron                Combined
Three months ended:       March 31, 1996           March 31, 1996            January 31, 1996         March 31, 1996
-------------------       -----------------        ---------------           ----------------         --------------
Revenue                   $ 168,490                $   7,148                 $   9,112                $ 184,750

Net income                $  19,178                $     600                 $     370                $  20,148

                          Nellcor Puritan Bennett  Infrasonics               Aequitron                Combined
Nine months ended:        March 31, 1996           March 31, 1996            January 31, 1996         March 31, 1996
------------------        -----------------        --------------            ----------------         --------------

Revenue                   $ 487,354                $  19,271                 $  28,383                $ 535,008

Net income (loss)         $(21,901)                $   1,306                 $   1,808                $(18,787)


INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market. Allowances are made for slow-moving, obsolete, unsalable, or unused inventories.

Interim fiscal 1997 and year-end fiscal 1996 inventory balances for the Company were as follows
(in thousands):

                                   APRIL 6, 1997                    JULY 7, 1996
                                ----------------                ----------------
      RAW MATERIALS                      $67,711                         $66,805
      WORK-IN-PROCESS                     16,981                          16,538
      FINISHED GOODS                      70,979                          49,035
                                ----------------                ----------------
                                        $155,671                        $132,378
                                ================                ================

STATEMENT OF CASH FLOWS. The Company paid income taxes of approximately $19.7 million in the first nine months of fiscal 1997 ended April 6, 1997, and $13.4 million in the first nine months of fiscal 1996 ended March 31, 1996.

PROPERTY AND EQUIPMENT. Depreciation expense was approximately $21.2 million in the first nine months of fiscal 1997 and $18.0 million in the first nine months of fiscal 1996.

MARKETABLE SECURITIES. At April 6, 1997, the Company held available-for-sale marketable securities with a fair market value of $3.5 million. The Company's marketable securities, generally, are in high quality government, municipal, and corporate obligations with original maturities of up to two years. The Company has established guidelines relative to investment quality, diversification and maturities to maintain appropriate levels of safety and liquidity.

Realized gains and losses resulting from the sale of available-for-sale marketable securities during the periods presented were not material. The difference between the cost and market value of the Company's marketable securities at April 6, 1997, an unrealized gain of approximately $.4 million, is carried in stockholders' equity as a "net unrealized gain on available-for-sale securities".

ACCOUNTING CHANGES. In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 supercedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. Under SFAS 128, the pro forma net income per share for the three month period ended April 6, 1997 was $0.26 for both basic and diluted earnings per share.

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

MERGER AND RELATED COSTS. In connection with the acquisition of Aequitron, the Company recorded merger and related costs during the second quarter of fiscal 1997 of $21.7 million. Included in this charge were provisions for merger transaction costs ($3.4 million), certain intangible asset write downs ($3.0 million), costs to combine and integrate operations ($14.5 million), and other merger related costs ($0.8 million). During fiscal 1996, one-time merger and related costs of $108.9 million were recorded associated with the Company's acquisitions of Puritan-Bennett and Infrasonics.

Of the $130.6 million in merger and related costs accrued during fiscal 1996 and fiscal 1997, as of April 6, 1997, approximately $103.1 million had been utilized, primarily associated with the write-down (non-cash charge) of certain assets to their net realizable value ($24.3 million), the payment of merger transaction costs ($17.6 million), initial costs incurred to combine and integrate operations ($57.4 million, of which $17.2 million was associated with employee severance and benefits termination costs) and other merger related costs ($3.8 million). The remaining merger and related costs accrued at April 6, 1997 of $27.5 million, approximately $25.5 million of which is expected to result in a cash outlay, should be substantially utilized by the end of fiscal 1998.

Employee severance and benefit termination costs included in the merger and related costs accrual were associated with the elimination of approximately 320 positions from the Company's total workforce. The positions to be eliminated are primarily associated with corporate administrative groups, field sales and customer service organizations, and the consolidation of manufacturing sites. As of April 6, 1997, approximately 306 positions contemplated by this workforce reduction had been eliminated. The Company expects the remainder of these positions to be eliminated during fiscal 1997.

SUBSEQUENT EVENT. On May 7, 1997, the Company announced that it will consolidate home care product line activities spread across six existing U.S. sites into three sites. The Company is undertaking this action as part of its operations improvement plan focused on increasing productivity, reducing cost and improving the effectiveness of product development activities. Overall, the Company expects to eliminate approximately 80-85 positions in the sleep products divisions and 30-50 positions in the oxygen therapy products divisions. In addition, the portion of the Company's critical care ventilator research and development operations located in Ireland will be absorbed into the R&D operations in Carlsbad, California. The Company expects to record one-time restructuring charges of $15-20 million in the fiscal 1997 fourth quarter associated with these consolidations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - YEAR-TO-DATE PERIOD AND THIRD QUARTER ENDED APRIL 6, 1997, COMPARED WITH THE YEAR-TO-DATE PERIOD AND THIRD QUARTER ENDED MARCH 31, 1996.

The Company reported net income for the third quarter of fiscal 1997 of $16.6 million, or $0.26 per share, compared to net income of $20.1 million, $0.31 per share, for the same period a year ago. For the first nine months of fiscal 1997, the Company reported net income of $27.1 million, or $0.42 per share, including one-time merger and related charges of $21.7 million, ($0.26) per share, associated with the acquisition of Aequitron. The Company's results for the first nine months of fiscal 1996, a net loss of $18.8 million, or ($0.30) per share, reflect one-time merger and related charges of $92.6 million, ($1.17) per share, associated with the first quarter fiscal 1996 acquisition of Puritan-Bennett. Excluding the effect of these nonrecurring charges, net income for the first nine months of fiscal 1997 was $43.6 million, $0.68 per share, compared to net income of $55.2 million, $0.86 per share, for the first nine months of fiscal 1996.

The Company's net revenue for the third quarter of fiscal 1997 was $209.1 million, a 13 percent increase over net revenue of $184.8 million for the same period a year ago. Net revenue for the first nine months of fiscal 1997 increased 6 percent to $566.3 million from $535.0 million in the same period last year.

Hospital product line sales increased 7 percent to $123.6 million for the third quarter of fiscal 1997 from $115.7 million for the same period last year as higher oximetry revenue was partially offset by slightly lower sales of the Company's critical care ventilators. Oximetry product line sales increased due to higher sales of the Company's sensors and sales of the NPB-4000 multiparameter monitor, a product which has been well received in international markets since its introduction in the first quarter of fiscal 1997. Sales of the Company's critical care ventilators were lower due primarily to reduced sales of the ADULT STAR series ventilator.

Home care product line sales increased 24 percent to $73.9 million from $59.6 million for the same period last year. The increase in home care product line sales was due primarily to higher sales across the company's oxygen therapy, sleep therapy and portable ventilator product lines. Growth in national account business contributed to higher U.S. home care sales levels. In addition, international home care revenue was strong, primarily the result of higher European sales of sleep therapy devices.

Aero business sales increased 23 percent to $11.6 million for the third quarter of fiscal 1997 compared to $9.4 million for the same period last year. Separately, international revenue of $61.8 million represents an increase of 13 percent over international revenue of $54.6 million for the third quarter of
fiscal 1996.   International sales growth was strongest in Asia where the
Company benefited from strong sales within its newly established Japanese subsidiary. Foreign currency exchange rates unfavorably impacted international revenue growth by 5 percentage points during the third quarter.

Gross profit as a percentage of net revenue for the third quarter of fiscal 1997 was 47 percent compared to 52 percent for the same period last year. This decline was due primarily to unfavorable product mix and lower average selling prices within certain home care and hospital product lines and the unfavorable effect that foreign currency exchange rates had upon international sales. The Company's gross margins are expected to improve slightly in the fourth quarter of this fiscal year.

Operating expenses for the third quarter of fiscal 1997 were 35 percent of net revenue versus 36 percent for the third quarter of fiscal 1996. Operating expenses for the first nine months of 1997 and 1996 were comparable at 36 percent of net revenue, exclusive of the effect of one-time merger and related charges.

Research and development expenses were 7 percent of net revenue in the third quarter of fiscal 1997 compared to 8 percent for the third quarter of fiscal 1996. The slight decrease in research and development expenses is due primarily to synergies resulting from the consolidation of certain hospital product development activities.

Selling, general and administrative expenses for the third quarter of fiscal 1997 and fiscal 1996 were comparable at 28 percent of net revenue. Selling, general and administrative expenses increased in absolute dollars due primarily to the inclusion of expenses from the Company's newly established NPB Japan subsidiary, selling expenses increasing in line with the revenue growth rates and higher information systems conversion costs.

Operating expenses for the first nine months of fiscal 1997 reflect the effect of one-time merger and related costs of $21.7 million associated with the Company's acquisition of Aequitron. Included in this charge were provisions for merger transaction costs ($3.4 million), certain intangible asset write-downs ($3.0 million), costs to combine and integrate operations ($14.5 million), and other merger related costs ($0.8 million).

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

Other expense for the third quarter of fiscal 1997 was $1.3 million compared to $.2 million reported in the prior year. Other expense increased due primarily to the recording of higher bad debt reserve provisions associated with continued sales growth in emerging markets.


LIQUIDITY AND CAPITAL RESOURCES

At April 6, 1997, the Company had cash, cash equivalents and marketable securities of approximately $57.6 million compared to $77.5 million at the end of fiscal 1996.

Cash provided by operating activities was approximately $16.1 million during the first nine months of fiscal 1997, exclusive of $22.8 million in merger related cash outlays. Accounts receivable and inventory growth and income tax payments during the year were major contributors to the net use of cash for operating activities. The Company's accounts receivable increased to $192.5 million at April 6,1997, from $158.0 million at July 7, 1996, due primarily to the assumption of accounts receivable from NCI subsequent to its acquisition and
a trend towards extended credit terms.   The Company's inventories increased to
$155.7 million at April 6, 1997 from $132.4 million at July 7, 1996 due primarily to lower than planned sales levels, inventory buildups in advance of product line relocations and the consolidation of Southern California hospital business manufacturing sites, and certain new product introductions. The Company is actively working to reduce inventory levels over the remainder of
1997.   In part to fund incremental working capital requirements, net of repayments of $11.9 million, the Company increased borrowings by $17.2 million during the first nine months of fiscal 1997.

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

On May 7, 1997, the Company announced that it will consolidate home care product line activities spread across six existing U.S. sites into three sites. The Company is undertaking this action as part of its operations improvement plan focused on increasing productivity, reducing cost and improving the effectiveness of product development activities. Overall, the Company expects to eliminate approximately 80-85 positions in sleep products and 30-50 positions in oxygen therapy products. In addition, the portion of the Company's critical care ventilator research and development operations located in Ireland will be absorbed into the R&D operations in Carlsbad, California. The Company expects to record one-time restructuring charges of $15-20 million in the fiscal 1997 fourth quarter associated with these consolidations.

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

On May 3, 1996, the Company and several of its officers and members of its Board of Directors received notice that they had been named as defendants in a class action lawsuit seeking unspecified damages based upon alleged violations of California state securities and other laws. The complaint, filed in the Superior Court of the State of California, County of Alameda, alleged misrepresentations during the period from September 29, 1995 through April 16, 1996 with respect to the Company's business, particularly about the merger with Puritan-Bennett and the integration of Nellcor and Puritan-Bennett. The Company filed a demurrer to this action which was sustained on October 9, 1996 with leave to amend. Plaintiffs filed an amended complaint on November 1, 1996. On April 2, 1997, the Superior Court granted the Company's demurrer to the amended complaint and dismissed the complaint with prejudice. On April 14, 1997, another complaint containing essentially the same allegations against the Company and the other defendants was filed in the United States District Court for the Northern District of California. As it has consistently maintained, the Company believes that the allegations are completely without merit and intends to defend against them vigorously.

On May 5, 1997, the Company filed a complaint in the United States District Court for the Southern District of Indiana against Healthdyne Technologies, Inc., Trent Products Limited, Jay L. Hayes and Jeffrey P. Hayes alleging misappropriation of trade secrets, breach of contract, breach of fiduciary duty, fraudulent procurement of patent and unfair competition. Jay Hayes, a former employee and officer of Puritan-Bennett and general manager of its cryogenic equipment division for over a decade, is now a principal of Trent Products. Trent Products, the Company believes, is making extensive use of the Company's trade secrets to develop a competitive line of cryogenic equipment for sale to Healthdyne. The Company also believes that Mr. Hayes used the Company's trade secrets to fraudulently procure a patent to a new oxygen-to-patient delivery mechanism in the name of his son, Jeffrey Hayes.

Except as noted above, neither the Company nor any of its subsidiaries is involved in any material pending litigation other than ordinary routine proceedings incident to their business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits.

                     27.1    Financial Data Schedule (filed electronically only)

b)       Reports on Form 8-K.

A form 8-K dated March 26, 1997 was filed May 1, 1997, reporting the naming of Dean O. Morton to the Company's Board of Directors and the amendment of the Company's bylaws pursuant to Item 5 ("Other Events").





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                    NELLCOR PURITAN BENNETT INCORPORATED



DATED  May 19, 1997            BY   /s/ Michael P. Downey
                                  ------------------------------------
                                    Michael P. Downey
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)